Form 10-Q
period 2013-09-30
Olivia Inc.
filed 2013-10-29
CIK 1568139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2013, there were 1,487,500 shares of the Registrant's common stock issued and outstanding.

OLIVIA INC
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine month period ended September 30, 2013

CONTENTS:

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and for the cumulative period from August 2, 2011 (date of inception) to September 30, 2013 (unaudited)	F-3

Statements of Stockholder's Equity for the period from August 2, 2011 (date of inception) to September 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the cumulative period from August 2, 2011 (date of inception) to September 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

OLIVIA INC
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	33,176	25
Prepaid expenses	1,500	-

TOTAL ASSETS	34,676	25
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Loan from related party	593	593

Total Liabilities	593	593

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,487,500 shares issued and outstanding at September 30, 2013 and 1,250,000 at December 31, 2012	149	125
Additional paid-in capital	57,851	19,875
Stock subscription receivable	-	(20,000)
Deficit accumulated during development stage	(23,917)	(568)

Total Stockholders’ Equity / (Deficit)	34,083	(568)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,676	25

The accompanying notes are an integral part of these financial statements.

OLIVIA INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from August 2, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Consulting fees	-	-	421	-	421
Filing fees	1,946	-	3,526	-	3,526
Franchise tax	-	-	-	-	568
Other costs	256	-	402	-	402
Professional fees
- Auditors fees	1,500	-	7,500	-	7,500
- Escrow fees	1,500	-	1,500	-	1,500
- Legal fees	-	-	5,000	-	5,000
- Setup fees	5,000	-	5,000	-	5,000

Total operating expenses	(10,202)	-	(23,349)	-	(23,917)

Net loss	(10,202)	-	(23,349)	-	(23,917)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	-	(0.02)	-

Weighted average number of common shares outstanding	1,367,255	638,587	1,290,591	214,416

The accompanying notes are an integral part of these financial statements.

OLIVIA INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of AUGUST 2, 2011 (INCEPTION) to SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional	Deficit Accumulated During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Receivable	Equity
		$	$	$	$	$

Inception (August 2, 2011)	-	-	-	-	-	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	-	-	-	-	-	-

Common stock issued for subscription at $0.016 per share	1,250,000	125	19,875	-	(20,000)	-

Loss for the year	-	-	-	(568)	-	(568)

Balance at December 31, 2012	1,250,000	125	19,875	(568)	(20,000)	(568)

Repayment of stock subscription receivable	-	-	-	-	20,000	20,000

Common stock issued for cash at $0.16 per share	237,500	24	37,976	-	-	38,000

Loss for the period	-	-	-	(23,349)	-	(23,349)

Balance at September 30, 2013	1,487,500	149	57,851	(23,917)	-	34,083

The accompanying notes are an integral part of these financial statements.

OLIVIA INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative from August 2, 2011 (Inception) to September 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(23,349)	-	(23,917)

Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-	(1,500)

Net cash used in operating activities	(24,849)	-	(25,417)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	58,000	-	58,000
Proceeds from related party loan	-	-	593
Net cash provided by financing activities	58,000	-	58,593

Increase in cash and cash equivalents	33,151	-	33,176

Cash and cash equivalents at beginning of the period	25	-	-

Cash and cash equivalents at end of the period	33,176	-	33,176

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2013, the Company has a loss from operations of $23,349 an accumulated deficit of $23,917 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2013, the Company had no potentially dilutive shares.

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

On September 2, 2013, the Company issued 237,500 shares of common stock to various shareholders at a price of $0.16 per share, for $38,000. The proceeds from the sale of shares, net of professional fees was deposited into the Company’s bank account on September 25, 2013.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,502	-
Change in valuation allowance	(3,502)	-
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:
	2013	2012
	$	$

Loss carry forwards	3,587	85
Less - Valuation allowance	(3,587)	(85)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $23,917 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at September 30, 2013 and December 31, 2012, were as follows:

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	33,176	-	-	33,176
Total financial assets carried at fair value	33,176	-	-	33,176

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	25	-	-	25
Total financial assets carried at fair value	25	-	-	25

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Elchanan Grossbaum	- Director and greater than 10% stockholder
Eliyahu Prager	- Director and greater than 10% stockholder

	September 30	December 31
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	593	593

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

We anticipate that we will require total financing of $100,000 to execute our business plan over an 12 month period. There can be no assurance that such financing will be available or available on suitable terms.

We have not raised these funds yet but we still intend to design, launch and market our website that shall include our online bread club. We intend to use all the proceeds from the offering over the 12 month period after completion thereof.

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

Results of Operations

Since inception (August 2, 2011) through September 30, 2013 we have had no revenue and total expenses of $23,917.

For the quarter and nine month period ended September 30, 2013 we had no revenue, assets consisting of cash of $33,716 and prepaid auditor's fees of $1,500 and liabilities of $593 owing to related parties.

Capital Resources and Liquidity

As of September 30, 2013, the Company had total current assets of $34,676 and total current liabilities of $593 resulting in working capital of $34,083. The cash and cash equivalents was $33,176 as of September 30, 2013 compared to $25 as of December 31, 2012.

The net cash provided by financing activities was $58,000 for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $0 for the nine months ended September 30, 2012. This increase is attributed to share issuance for cash during the nine months ended September 30, 2013. Net cash provided by financing activities was $58,593 for the period of inception of August 2, 2011 (date of inception) through September 30, 2013.

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

As of September 30, 2013, the end of the nine month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OLIVIA, INC.

Dated: October 29, 2013	By:	/s/ Elchanan Menachem Grossbaum
President, Chief Executive Officer, Chief Financial Officer and
a member of the Board of Directors (who also performs as
the Principal Executive and Principal Financial and Accounting Officer)