Form 10-K
period 2013-12-31
Olivia Inc.
filed 2014-02-19
CIK 1568139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186069

OLIVIA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Blvd #88454 Los Angeles, CA	90069-4109
(Address of principal executive offices)	(Zip Code)

+ (213) 947-1011
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $38,000 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.16 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the then outstanding common stock amounting to 1,250,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2014 there were 1,487,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned bread business;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Olivia," and “Issuer” mean Olivia, Inc. unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Business Development

We are a development stage company incorporated in the State of Delaware on August 2, 2011, as a for-profit company, and established a fiscal year end of December 31. The business plan of the Company is to create an online bread club, which allows members to purchase baked goods and also provide input and recipes online.

Our Registration Statement went live on April 19, 2013. On September 2, 2013, we issued 237,500 shares of common stock to various shareholders at a price of $0.16 per share, for $38,000.

Since the conclusion of our offering, we began to design the website for our online bread club. We intend to use all the proceeds from the offering over the next 12 month period.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection, patent and/or copyright protection in the applicable jurisdictions. Currently, we have no intellectual property for which to apply for trademark, patent and/or copyright protection. We believe that as the Company develops it may create designs or web content for which intellectual property protection can be sought.

If appropriate, we intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product technology, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our social networking meetings and sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this Annual Report, Olivia has no permanent staff other than our President Elchanan Menachem Grossbaum and our Secretary Eliezer Prager who are employed elsewhere and have the flexibility to work on Olivia up to 20 hours per week. They are both prepared to devote more time to our operations as may be required and as our finances permit.

Currently, we have not entered into an employment agreement with our officers. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Depending on the success of this offering we plan to retain web development, data entry and editorial staff initially on a contract basis. Our two officers and two directors will be responsible for the initial operations management. Once the Company launches its social networking meetings and website, it may hire a full time website operations manager and an event planner.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to our Business

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE EVEN AFTER WE COMMENCE OUR ONLINE BREAD CLUB.

At December 31, 2013, we had $32,584 cash on-hand, our current liabilities were $13,651 and our cumulative net loss since inception was $38,478. Therefore, there is substantial doubt as to our ability to continue as a going concern. We have incurred limited operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur losses for the foreseeable future and may never become profitable. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures until our bread club becomes a viable business. As a result, we will need to generate significant revenues from the online artisan bread business in order to achieve and maintain profitability. We may not be able to generate these revenues, build a strong customer base or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS AND THE LOSS OF ANY INVESTMENT.

We were incorporated on August 2, 2011 and we have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our service/intended products.

At December 31, 2013, we had $ 32,584 cash on hand, our current liabilities were $13,651 and our net loss since inception was $38,478. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business and may cause us to go out of business.

BECAUSE WE HAVE NOT DEVELOPED OUR ONLINE ARTISAN BREAD CLUB (WEBSITE CONTENT AND SOFTWARE DEVELOPMENT) OUR BREAD CLUB MAY NOT MATERIALIZE.

We have not developed an online bread club service including website content and website software. We do not know the exact cost of its execution and the costs related with logistics after sales. In the case of a higher than expected cost of execution, we will not be able to offer our online bread club service. Furthermore, we may find problems in the process to develop such an online bread club. If we are unable to execute the online bread club, we will have to cease our operations, resulting in the complete loss of your investment.

BECAUSE OUR TWO CURRENT OFFICERS AND DIRECTORS DO NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING AN ON-LINE BREAD COMPANY WE ARE A HIGH RISK INVESTMENT WHICH COULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Our Officers and Directors do not have experience in developing an online bread club or in the development of a website. Additionally, we currently have no customers or advertisers of our bread club. Therefore, without this experience, our management’s business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our service. We intend to generate revenue through the sale of our services. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR SERVICES MAY NOT FIND ACCEPTANCE WITH THE ARTISAN BREAD COMMUNITY.

We are a new company with no established visibility or recognition in the artisan bread community. Since our brand is not established and our service is not going to be recognized within the industry, we may have trouble placing our products within the artisan and specialty brand community: If we are not able to have our bread sold to our marketplace and our intended services on our website, we may not be able to generate revenues and our business plan may fail.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by consumers of our online bread club; fluctuations in the demand for our online artisan bread club; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

OUR OFFICERS AND DIRECTORS MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF THEIR TIME TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Our officers and Directors have other outside business activities and are devoting approximately 5-10 hours per week to our operations. They are, however, prepared to devote additional time if required. Our operations may be sporadic and occur at times which are not convenient to them which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

OUR MANAGEMENT TEAM CONSISTS OF TWO PERSONS AND MAY NOT BE SUFFICIENT TO SUCCESSFULLY OPERATE OUR BUSINESS.

We have not assembled our management team as a result of our relatively limited activities to date. In addition, we have only two management members which may be insufficient to run our operation. As a result, we may be unable to effectively develop and manage our business and we may fail.

COMPETITORS MAY ENTER THIS SECTOR WITH SUPERIOR SERVICES, INFRINGING OUR CUSTOMER BASE, AND AFFECTING OUR BUSINESS ADVERSELY.

We have identified a market opportunity for our online artisan bread company. Competitors may enter this sector with superior manufacturing, logistics, prices, or benefits. This would infringe on our customer base, having an adverse effect upon our business and the results of our operations.

SINCE OUR OFFICERS AND DIRECTORS CURRENTLY OWN 84% OF THE OUTSTANDING COMMON STOCK,

Our officers and directors, Messrs. Grossbaum and Prager, own 1,250,000 shares of common stock representing 84% of our outstanding stock following the sale of 237,500 shares pursuant to our Registration Statement. As a result, they have control of us even if the full offering was subscribed for and be able to choose all of our directors. Their interests may differ from the ones of other stockholders. Factors that could cause their interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and their ability to continue to manage the business given the amount of time they are able to devote to us.

All decisions regarding the management of our affairs will be made exclusively by them. Purchasers of the offered shares may not participate in our management and, therefore, are dependent upon her management abilities. The only assurance that our shareholders, including purchasers of the offered shares, have that our officers and directors will not abuse their discretion in executing our business affairs, is their fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Our officers also have the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate their fiduciary duties if done as one of the members of our board of directors.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the officers and directors, or their successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of our management.

Risks Related To Our Financial Condition

WE ARE UNABLE TO PROVIDE A TIME TABLE FOR THE EXECUTION OF OUR BUSINESS PLAN, WHICH CASTS SUBSTANTIAL DOUBT ON THE VIABILITY OF OUR BUSINESS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We initially anticipated that we would requirea total of $100,000 in order to implement our business plan. We raised a total of $58,000 -- $20,000 from our officers and directors and $38,000 from the sale of shares pursuant to the Registration Statement. Additionally, we anticipate that virtually all aspects of our business plan must be executed concurrently or near concurrently with each other in order for us to generate more than nominal revenues. Because we have taken no steps to identify other potential sources of financing that we may require to execute our business plan, we cannot estimate if or when we will obtain additional financing. Therefore, we are also unable to provide a timeline for the implementation of our business plan. Our inability to provide a timeline for the implementation of our business plan at this time casts substantial doubt on the viability of our business and will have an adverse impact on our ability to attract investors, which may cause the business to fail. Any investment in our business is therefore highly speculative. We intend to allocate $20,000 of the raise to offering and administrative expenses. The remaining $38,000 is intended for bread club development activities, such as analyzing which private label manufactures, software firms, and hosting firms are needed to implement our online bread club.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated February 16, 2014, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the Auditors Report accompanying our Audited Financial Statements. Because we have been issued an opinion by our auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

THE ENACTMENT OF THE SARBANES-OXLEY ACT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS, WHICH COULD INCREASE OUR OPERATING COSTS OR PREVENT US FROM BECOMING PROFITABLE.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was enacted in response to public concern regarding corporate accountability in the wake of a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosure pursuant to applicable securities laws. The Sarbanes-Oxley Act applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. Since the enactment of the Sarbanes-Oxley Act has resulted in the imposition of a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officer, the perceived increased personal risk associated with these changes may deter qualified individuals from accepting such roles. Consequently, it may be more difficult for us to attract and retain qualified persons to serve as our directors or executive officer, and we may need to incur additional operating costs. This could prevent us from becoming profitable.

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, WE MAY NEVER ACHIEVE PROFITABILITY.

We anticipate an increase in our operating expenses, without realizing any revenues from the sale of bread. Within the next 18 months, we will have costs related to (i) creating the bread club, (ii) initiation of our marketing campaign, (iii) administrative expenses, and (iv) the expenses of this offering.

There is no history upon which to base any assumption as to the likelihood that we will prove successful. We cannot provide investors with any assurance that our service will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

WE MAY REQUIRE ADDITIONAL FUNDS TO CARRY OUT OUR BUSINESS PLAN. IF WE CANNOT SECURE ADDITIONAL CAPITAL, OR IF AVAILABLE CAPITAL IS TOO EXPENSIVE, OUR BUSINESS WILL FAIL.

If we are not successful in earning revenue once we have started our sales activity, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including our sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

BEACUSE OUR REGISTRATION STATEMENT HAS BEEN DECLARED EFFECTIVE, WE ARE SUBJECT TO THE SEC’S REPORTING REQUIREMENTS AND WE CURRENTLY DO NOT HAVE SUFFICIENT CAPITAL TO MAINTAIN THIS REPORTING STATUS WITH THE SEC.

Our registration statement was declared effective on April 19, 2013. We have limited reporting obligations pursuant to Section 15(d) of the Exchange Act. If we fail to meet our reporting obligations, we will lose our reporting status with the SEC. Our management believes that if we cannot maintain our reporting status with the SEC we will have to cease all efforts directed towards developing our company. In that event, any investment in the company could be lost in its entirety.

YOU MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF YOUR SHARES DUE TO STATE “BLUE SKY” LAWS.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

STOCKHOLDERS MAY HAVE LIMITED ACCESS TO INFORMATION BECAUSE WE ARE NOT YET A REPORTING ISSUER AND MAY NOT BECOME ONE.

We do not intend to file a Form 8-A. We are required to comply only with the limited reporting obligations pursuant to Section 15(d) of the Exchange Act. These reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if on April 19th 2014 there are fewer than 300 shareholders. If we do not become a reporting issuer and instead make a decision to suspend our public reporting, we will no longer be obligated to file periodic reports with SEC and your access to our business information will be restricted. In addition, if we do not become a reporting issuer, we will not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.

OUR OFFICERS AND DIRECTORS, ARE LOCATED IN ISRAEL. ANY ATTEMPT TO ENFORCE LIABILITIES UPON THEM UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS MAY BE DIFFICULT.

Since our Officers and Directors, are located in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

●	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
●	the judgment may no longer be appealed;
●
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

●	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

●	the judgment was obtained by fraud;
●	There is a finding of lack of due process;
●	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
●	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
●	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our Directors and Officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or Officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

Risk Factors Related to the JOBS Act

WE ARE AN "EMERGING GROWTH COMPANY" AND WE INTENED TO TAKE ADVANTAGE OF REDUCED DISCLOSURE AND GOVERNANCE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, WHICH COULD RESULT IN OUR STOCK BEING LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

THE COMPANY’S ELECTION TO TAKE ADVANTAGE OF THE JOBS ACT’S EXTENDED ACCOUNTING TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

THE JOBS ACT WILL ALSO ALLOW THE COMPANY TO POSTPONE THE DATE BY WHICH IT MUST COMPLY WITH CERTAIN LAWS AND REGULATIONS INTENDED TO PROTECT INVESTORS AND REDUCE THE AMOUNT OF INFORMATION PROVIDED IN REPORTS FILED WITH THE SEC

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

— be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

— be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

— be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

— be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company” and/or a smaller reporting company.

BECAUSE THE COMPANY QUALIFIES AS AN EMERGING GROWTH COMPANY AND AS A SMALLER REPORTING COMPANY, IT IS RELEIVED OF MANY GOVERNANCE AND DISLCOSURE ISSUES INCLUDING THE FACT THAT THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM WILL NOT BE REQUIRED TO ATTEST TO THE EFFECTIVENESS OF THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. The Company would also be exempt from these requirements as a smaller reporting company. Likewise, so long as it qualifies as an emerging growth company or a smaller reporting company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our mailing address at 8605 Santa Monica Blvd #88454, Los Angeles, CA, 90069-4109. Our officers currently work from their homes and we are not charged. The mailing address is a private address and is provided at no cost to the Company. This is not shared with any other corporations and does not have sufficient space for any employees. This address will be sufficient until we commence full operations. We do not have any present plans for obtaining new office space, other than the studio when we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTCBB “OLIA”, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Record Holders

As of February 19, 2014 we had outstanding 1,487,500 shares of common stock, which were held by 38 non-affiliated stockholders of record and 2 affiliated stockholders of records.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2013, except as included in our Registration Statement that went effective on April 19, 2013 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THIS IS ALL

Plan of Operation

We were incorporated in the State of Delaware on August 2, 2011, as a for-profit company, and an established fiscal year end of December 31. Our Registration Statement went live on April 19, 2013. On September 2, 2013, pursuant to our Registration Statement, we issued 237,500 shares of common stock to various shareholders at a price of $0.16 per share, for $38,000.

Since the conclusion of our offering, we have begun to design the website for our online bread club. We intend to use all the proceeds from the offering over the next 12 month period.

The Company has done market research on the artisan bread industry and has reviewed potential white label manufacturers. One of our directors with experience in on-line food retailing has commenced negotiations with the white label manufacturers.

In the second quarter of 2014, we intend to post on sites like www.odesk.com and solicit bids for the development of the website and back end software.

We do not know whether the first contract manufacturer and software developer we ultimately select will alone be sufficient to make our specialty breads and website. These aspects require different types of expertise. We may need to hire separate contract manufacturers to extend the amount of breads we will ultimately sell through our online bread store.

We plan to spend the remainder of the 12 months after this offering focused on contracting with the private label manufacturer and marketing our website. We will register our website on a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

If we are unable to complete any phase of our website development or marketing efforts because we do not have enough resources, we believe that we will have to cease our search for contract manufacturer, development and or marketing operations until we raise more money. Attempting to raise capital after failing in any phase of our bread club development plan would be difficult. As such, if we cannot secure additional proceeds we may have to cease marketing our website which may negatively affect investors’ investment.

We have not accomplished any of our intended efforts to date. We have not generated any revenues to date and our activities have been somewhat limited.

Olivia has no current plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

We anticipate that we will require total financing of $100,000 to execute our business plan over a 12 month period. There can be no assurance that such financing will be available or available on suitable terms.

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

We plan to spend the next two quarters focused on contracting with the private label manufacturer and marketing our website. We will register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

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

Results of Operations

In the twelve month period ending December 31, 2013 we had no revenue and total expenses of $37,910, current liabilities of $13,651 and a cumulative net loss since inception of $38,478. Our expenses were largely related to professional fee and costs related to the Registration Statement.

Capital Resources and Liquidity

As of December 31, 2013, the Company had total current assets of $33,173 and total current liabilities of $13,651. The cash and cash equivalents was $32,584 as of December 31, 2013 compared to $25 as of December 31, 2012. Our cumulative net loss since inception is $38,478.

The net cash provided by financing activities was $58,000 for the twelve month period ended December 31, 2013, 2013 compared to net cash provided by financing activities of $593 for the twelve months ended December 31, 2012. This increase is attributed to share issuance for cash during the twelve months December 31, 2013. Net cash provided by financing activities was $58,593 for the period of inception (August 2, 2011) through December 31, 2013.

Our auditors have issued an explanatory note regarding “going concern”, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

The Company’s sole Officers and Directors, Elchanan Menachem Grossbaum and Eliyahu Prager have indicated at this time that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

We went public on April 19, 2013and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization.

These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLIVIA, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

CONTENTS:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statement of Operations for the years ended December 31, 2013 and 2012, and for the period from August 2, 2011 (date of inception) to December 31, 2013	F-4

Statements of Stockholder's Equity for the period from August 2, 2011 (date of inception) to December 31, 2013	F-5

Statements of Cash Flows for the years ended December 31, 2013 and 2012 and from August 2, 2011 (date of inception) to December 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Olivia, Inc.

We have audited the accompanying balance sheets of Olivia, Inc. (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from inception (August 2, 2011) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olivia Inc as of December 31, 2013 and 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As of December 31, 2013, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
www.wcpa.co.il
Jerusalem, Israel
February 16, 2014

OLIVIA, INC.
(A Development Stage Company)
BALANCE SHEETS
as of

	December 31, 2013	December 31, 2012
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	32,584	25
Trade and other receivables	589	-
TOTAL ASSETS	33,173	25

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	13,058	-
Short-term borrowings from related party	593	593

Total Liabilities	13,651	593

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,487,500 shares issued and outstanding at December 31, 2013 and 1,250,000 at December 31, 2012	149	125
Additional paid-in capital	57,851	19,875
Stock subscription receivable	-	(20,000)
Accumulated deficit during development stage	(38,478)	(568)
Total Stockholders’ Equity	19,522	(568)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	33,173	25

The accompanying notes are an integral part of these financial statements.

OLIVIA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the years ended		From August 2, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting fees	421	-	421
Filing fees	3,204	-	3,204
Franchise tax	-	568	568
Other costs	405	-	405
Professional fees
Auditors fees	9,000	-	9,000
Legal fees	5,000	-	5,000
Setup costs	18,380	-	18,380
Trustee fees	1,500	-	1,500
Total operating expenses	(37,910)	(568)	(38,478)
Net loss	(37,910)	(568)	(38,478)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.03)	-

Weighted-average number of common shares outstanding	1,340,223	474,727

The accompanying notes are an integral part of these financial statements.

OLIVIA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of AUGUST 2, 2011 (INCEPTION) to DECEMBER 31, 2013

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Equity
		$	$	$	$	$

Inception (August 2, 2011)	-	-	-	-		-

Loss for the period	-	-	-	-	-	-
Balance at December 31, 2011	-	-	-	-	-	-

Common stock issued at $0.016 each for stock subscription receivable	1,250,000	125	19,875	-	(20,000)	-

Loss for the year	-	-	-	(568)	-	(568)
Balance at December 31, 2012	1,250,000	125	19,875	(568)	(20,000)	(568)

Repayment of stock subscription receivable	-	-	-	-	20,000	20,000

Common stock issued at $0.16 each for cash	237,500	24	37,976	-	-	38,000

Loss for the year	-	-	-	(37,910)	-	(37,910)
Balance at December 31, 2013	1,487,500	149	57,851	(38,478)	-	19,522

The accompanying notes are an integral part of these financial statements.

OLIVIA, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the years ended		Inception (August 2, 2011) through
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(37,910)	(568)	(38,478)

Changes in operating assets and liabilities:
Trade and other receivables	(589)	-	(589)
Accounts payable and accrued expenses	13,058	-	13,058
Net cash used in operating activities	(25,441)	(568)	(26,009)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	58,000	-	58,000
Proceeds from short-term borrowings	-	593	593
Net cash provided by financing activities	58,000	593	58,593
Movement in cash and cash equivalents	32,559	25	32,584

Cash and cash equivalents at beginning of the period	25	-	-
Cash and cash equivalents at end of the period	32,584	25	32,584

The accompanying notes are an integral part of these financial statements.

OLIVIA, INC.
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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2013, the Company has a loss from operations of $37,910 an accumulated deficit of $38,478 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2013, the Company had no potentially dilutive shares.

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

NOTE 3 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	December 31 2013	December 31 2012
	$	$
Balance sheets:

Loans from related parties	593	593

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock

On August 15, 2012, the Company issued 1,250,000 shares of common stock to the two directors and officers of the Company at a price of $0.016 per share, for $20,000, for initial capital (stock subscription receivable). The proceeds from this stock subscription was received on January 11, 2013.

On September 2, 2013, the Company issued 237,500 shares of common stock to various shareholders at a price of $0.16 per share, for $38,000. The proceeds from the sale of shares, net of professional fees was deposited into the Company’s bank account on September 25, 2013, net of professional fees.

NOTE 5 – INCOME TAXES

The (benefit)/provision for income taxes for the years ended December 31, 2013 and 2012, was as follows (assuming a 15% effective tax rate):

	December 31	December 31
	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	5,687	85
Change in valuation allowance	(5,687)	(85)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of December 31, 2013 and 2012, as follows:

Loss carry forwards	5,772	85
Less - Valuation allowance	(5,772)	(85)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013, the Company had approximately $38,478 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,584	-	-	32,584
Total financial assets carried at fair value	32,584	-	-	32,584

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	25	-	-	25
Total financial assets carried at fair value	25	-	-	25

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties :

Mr. Elchanan Grossbaum	Director and greater than 10% stockholder
Mr. Eliyahu Prager	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31	December 31
	2013	2012
	$	$
Balance sheets:

Short-term borrowings - Director	593	593

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARD UPDATES

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Elchanan Menachem Grossbuam	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	27	August 9, 2011

Eliezer Prager	Secretary and Director	28	August 14, 2011

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Business Experience

Elchanan Grossbaum:

From 2011 to the present, Mr. Grossbaum has been the coordinator of "Matzila" a non-school based, community education program funded by the Israel Interior Ministry. Mr. Grossbaum’s responsibilities include all organizational and operational aspects of the program for student ranging from elementary school through high school. At Matzila, Mr. Grossbaum brings his vision for change for the students and implements learning processes to assist moving these students into the regular school system. He is responsible for management and professional development and managing relationships between the school and the community. Mr. Grossbaum has a wide experience in management which were supported by management courses, among them the C.B.T course given by the Kiviti institute. From 2008 till the present, Mr. Grossbaum is also the head master of "Shearei Tvuna" where he is the head of education.

Eliyahu Prager:

Since 2010 Mr. Prager is the co-owner of an online retail food company "Yashir for you." The company operates a web site which sells home delivered food products. As one of the founders of the company, Mr. Prager developed the business concept, the financial plan, planned the web site and implemented them. He now oversees marketing and the financial aspect of the company. In addition Mr. Prager's responsibilities include all the company's logistics management. From 2008-10, prior to founding Yashir for You, Mr. Prager was in Sheirut Leumi (a form of National Service) assisting children with their educational studies 2008-2010. Mr. Prager on-line retail experience and his management and people skills will help the company.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Grossbaum is uniquely suited to fulfill both positions of responsibility because he possesses management experience.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2013. From inception through December 31, 2013, we have not paid any compensation to our officers.

As of December 31, 2013, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2013, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of February 19, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 2,531,200 shares of our common stock issued and outstanding as of January 28, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Elchanan Menachem Grossbaum	1,000,000	67%

Common Stock	Mr. Eliezer Prager	250,000	17%

All officers as a Group			84%
________________
(¹)	Based on 1,487,5000 shares of our common stock outstanding.
(²)	The address for Mr. Grossbaum is 20 Haroe Street, Jerusalem, Israel.
The address for Mr. Prager is 18 Shivtei Israel Street, Bnei Brak, Israel.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On August 15, 2012, 1,000,000 shares of our common stock to our Director Elchanan Menachem Grossbuam for a total of $16,,000. Payment was received by the Company on January 11, 2013. The shares were issued the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

On August 15, 2012, we issued 250,000 shares of our common stock to our Director Eliezer Prager for a total of $4,000. Payment was received by the Company on January 11, 2013. The shares were issued to the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2013(1)
Audit Fees	$4,500
Audit Related Fees	$4,500
Tax Fees	--
All Other Fees	$1,500

Notes:
(1)	For the year ended December 31, 2013, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

Since incorporation and as of the fiscal year ended December 31, 2013, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Elchanan Menachem Grossbaum

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Elchanan Menachem Grossbaum

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLIVIA, INC. (Registrant)

By:	/s/ Elchanan Menachem Grossbaum
Name: Elchanan Menachem Grossbaum
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Dated: February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Elchanan Menachem Grossbaum	/s/ Eliezer Prager
	Name: Elchanan Menachem Grossbaum	Eliezer Prager
	Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title: Secretary and Director

Dated: February 19, 2014