Form 10-Q
period 2014-03-31
Bio-En Holdings Corp.
filed 2014-05-20
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-186629

Bio-En Holdings Corp.

(Name of registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8605 Santa Monica Blvd #88454

Los Angeles, CA 90069-4109

(Address of principal executive offices) (Zip Code)

(213) 947-1011

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2014, there were 9,394,609 shares of common stock issued and outstanding.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)

for the three month period ended MARCH 31, 2014

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

BALANCE SHEETS

	March 31 2014	December 31 2013
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	9,209	32,584
Trade and other receivables	589	589

TOTAL ASSETS	9,798	33,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	654	13,058
Loan from related party	593	593

Total Liabilities	1,247	13,651

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,394,609 shares issued and outstanding at March 31, 2014 and December 31, 2013	939	939
Additional paid-in capital	57,061	57,061
Deficit accumulated during development stage	(49,449)	(38,478)

Total Stockholders’ Equity	8,551	19,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	9,798	33,173

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Cumulative period from August 2, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting fees	-	-	421
Filing fees	2,818	465	6,022
Franchise tax	-	-	568
Other costs	298	25	703
Professional fees	7,855	9,500	41,735

Total operating expenses	(10,971)	(9,990)	(49,449)

Net loss	(10,971)	(9,990)	(49,449)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	9,394,609	7,894,625

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

for the period of AUGUST 2, 2011 (INCEPTION) to MARCH 31, 2014

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Stock Subscription Receivable	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$	$

Inception (August 2, 2011)	-	-	-	-	-	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	-	-	-	-	-	-

Common stock issued for subscription at $0.00253 per share	7,894,625	789	19,211	-	(20,000)	-

Loss for the year	-	-	-	(568)	-	(568)

Balance at December 31, 2012	7,894,625	789	19,211	(568)	(20,000)	(568)

Repayment of stock subscription receivable	-	-	-	-	20,000	20,000

Common stock issued at $0.0253 each for cash	1,499,979	150	37,850	-	-	38,000

Loss for the period	-	-	-	(37,910)	-	(37,910)

Balance at December 31, 2013	9,394,604	939	57,061	(37,478)	-	19,522

Loss for the period	-	-	-	(10,971)	-	(10,971)

Balance at March 31, 2014	9,394,604	939	57,061	(49,449)	-	8,551

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Cumulative from August 2, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(10,971)	(9,990)	(49,449)

Changes in operating assets and liabilities
Trade and other receivables	-	-	(589)
Accounts payable and accrued expenses	(12,404)	9,965	654

Net cash used in operating activities	(23,375)	(25)	(49,384)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	20,000	58,000
Proceeds from related party loan	-	-	593
Net cash provided by financing activities	-	20,000	58,593

(Decrease)/Increase in cash and cash equivalents	(23,375)	19,975	9,209

Cash and cash equivalents at beginning of the period	32,584	25	-

Cash and cash equivalents at end of the period	9,209	20,000	9,209

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia, Inc) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”, the Company is devoting substantially all of its efforts to development of business plans. Bio- En Holdings Corp intends to develop its business plans; for the conversion of Waste to Biofuel Technologies, by operating a Biomass to Energy (BTE) Facility on the Island of Malta.

Effective March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2014, the Company has a loss of $10,971 and an accumulated deficit since inception of $49,449 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

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

Recent accounting pronouncements

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 – LOAN FROM RELATED PARTY

	March 31	December 31
	2014	2013
	$	$

Loan from related party	593	593

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On August 15, 2012, the Company issued 7,894,625 shares of common stock to the two directors and officers of the Company at a price of $0.00253 per share, for $20,000, for initial capital (stock subscription receivable). The proceeds from this stock subscription was received on January 11, 2013.

On September 2, 2013, the Company issued 1,499,979 shares of common stock to various shareholders at a price of $0.0253 per share, for $38,000. The proceeds from the sale of shares, net of professional fees was deposited into the Company’s bank account on September 25, 2013, net of professional fees.

On April 1, 2014, the Board authorized a 6.3157 new shares for 1 old share in a forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended March 31, 2014 and 2013 was as follows (assuming a 15% effective tax rate):

	March 31	March 31
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,646	1,499
Change in valuation allowance	(1,646)	(1,499)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:

	March 31	December 31
	2014	2013
	$	$

Loss carry forwards	7,418	5,772
Less - Valuation allowance	(7,418)	(5,772)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $49,449 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	9,209	-	-	9,209
Total financial assets carried at fair value	9,209	-	-	9,209

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,584	-	-	32,584
Total financial assets carried at fair value	32,584	-	-	32,584

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Serena Potash	- President/director greater than 10% stockholder
Bruce Minsky	- Company secretary
Peter Hurrell	- Vice president

Geoffrey McLaren	- Director
Joseph Micalle	- Director

	March 31	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party – Director	593	593

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Bio-En Holdings Corp. was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc.

On March 24, 2014,the Company, Elchanan Menachem Grossbaum and Eliezer Prager (the “Sellers”) and Serena B. Potash (the “Purchaser”) entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers, 1,250,000 (pre split) shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), the Shares representing approximately 84% of the issued and outstanding shares of the Company, for an aggregate purchase price of $325,000 (the “Purchase Price”). Prior to the closing of the Stock Purchase Agreement, the Sellers were the sole officers and directors of the Company, as well as the Company’s majority shareholders.

Also on March 24, 2014, the board of directors of the Company (the “Board”) and the majority stockholders of the Company (the “Shareholders”) accepted the resignations of Mr. Grossman and Mr. Prager and, contemporaneously appointed: (i) Serena B. Potash to serve as the President and member of the Board of Directors, (ii) Bruce Minsky to serve as Secretary, (iii) Peter Hurrell as Vice President; and (iv) Geoffrey McLaren, and Joseph Micallef to serve as members of the Board.

Effective March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”, the Company is devoting substantially all of its efforts to development of business plans. Bio- En Holdings Corp intends to develop its business plans; for the conversion of Waste to Biofuel Technologies, by operating a Biomass to Energy (BTE) Facility on the Island of Malta.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

5

Results of Operations

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From August 2, 2011 (Inception) Through March 31, 2014
Revenues	$-	$-	$-
Total operating expenses	10,971	9,990	49,449
Net loss	$(10,971)	$(9,990))	$(49,449))

For the three months ended March 31, 2014 and 2013

Revenues

We are still in our development stage and have not generated any revenues during the three months ended March 31, 2014 and 2013.

Operating Expenses

We incurred total operating expenses of $10,971 and $9,990 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, our general and administrative expenses were comprised of consulting fees of $2,818 compared to $465 in 2013 and professional fees of $7,855 and $9,500.

Net Loss

During the three months ended March 31, 2014 and 2013, we incurred a net loss of $10,971 and $9,900, respectively. The increase was primarily due to an increase in our consulting fees. We had a net loss of $49,449 for the period from August 2, 2011 (Inception) to March 31, 2014 due to incurred operating expenses and some non-recurring revenues.

Liquidity and Capital Resources

As at March 31, 2014, the Company has a loss of $10,971 and an accumulated deficit since inception of $49,449 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable the Company to obtain funds through bank loans, lines of credit, or any other source. If we are unable to raise funds for acquisitions it will have a severe negative impact on our ability to execute our business.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

6

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Recent Accounting Pronouncements

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

7

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: May 20, 2014
	By:	/s/ Serena B. Potash
Serenea B. Potash
President
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

9