Form 10-Q
period 2014-06-30
Bio-En Holdings Corp.
filed 2014-08-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 13, 2014, there were 9,394,609 shares of common stock issued and outstanding.

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

3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

for the six month period ended JUNE 30, 2014

(unaudited)

CONTENTS:

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F-2

Statement of Operations for the three and six months ended June 30, 2014 and 2013 and from August 2, 2011 (date of inception) to June 30, 2014 (unaudited)	F-3

Statements of Stockholder's Deficit from August 2, 2011 (date of inception) to June 30, 2014 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and from August 2, 2011 (date of inception) to June 30, 2014 (unaudited)	F-5

Notes to the unaudited Interim Financial Statements	F-6

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

BALANCE SHEETS

(in U.S. Dollars)

	June 30 2014	December 31 2013
	$	$
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	-	32,584
Trade and other receivables	-	589

TOTAL ASSETS	-	33,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	4,154	13,058
Loans from related parties	6,194	593

Total Liabilities	10,348	13,651

Stockholders’ Deficit
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,394,609 shares issued and outstanding at June 30, 2014 and December 31, 2013	939	939
Additional paid-in capital	47,856	57,061
Deficit accumulated during development stage	(59,143)	(38,478)

Total Stockholders’ Deficit	(10,348)	19,522

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	33,173

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(in U.S. Dollar)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative period from August 2, 2011 (Inception) to June 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Consulting fees	-	421	-	421	421
Filing fees	494	1,115	3,312	1,580	6,516
Franchise tax	-	-	-	-	568
Other costs	-	121	298	146	703
Professional fees	9,200	1,500	17,055	11,000	50,935

Total operating expenses	(9,694)	(3,157)	(20,665)	(13,147)	(59,143)

Net loss	(9,694)	(3,157)	(20,665)	(13,147)	(59,143)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	9,394,609	7,915,012	9,394,609	7,904,875

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

for the period of AUGUST 2, 2011 (INCEPTION) to JUNE 30, 2014

(in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount
		$	$	$	$	$

Inception (August 2, 2011)	-	-	-	-	-	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	-	-	-	-	-	-

Common stock issued for subscription at $0.00253 per share	7,894,625	789	19,211	-	(20,000)	-

Loss for the year	-	-	-	(568)	-	(568)

Balance at December 31, 2012	7,894,625	789	19,211	(568)	(20,000)	(568)

Repayment of stock subscription receivable	-	-	-	-	20,000	20,000

Common stock issued at $0.0253 each for cash	1,499,979	150	37,850	-	-	38,000

Loss for the period	-	-	-	(37,910)	-	(37,910)

Balance at December 31, 2013	9,394,604	939	57,061	(38,478)	-	19,522

Return of capital	-	-	(9,205)	-	-	(9,205)

Loss for the period	-	-	-	(20,665)	-	(20,665)

Balance at June 30, 2014	9,394,604	939	47,856	(59,143)	-	(10,348)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Six Months Ended June 30,		Cumulative from August 2, 2011 (Inception) to June 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(20,665)	(13,147)	(59,143)

Changes in operating assets and liabilities
Trade and other receivables	589	-	-
Accounts payable and accrued expenses	(8,904)	-	4,154

Net cash used in operating activities	(28,980)	(13,147)	(54,989)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	20,000	58,000
Proceeds from related party loan	5,601	-	6,194
	(9,205)	-	(9,205)
Net cash (used)/provided by financing activities	(3,604)	20,000	54,989

(Decrease)/Increase in cash and cash equivalents	(32,584)	6,853	-

Cash and cash equivalents at beginning of the period	32,584	25	-

Cash and cash equivalents at end of the period	-	6,878	-

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

(f/k/a Olivia, Inc)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the periods ended June 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2014, the Company has a working capital deficit, a net loss of $20,665 and an accumulated deficit since inception of $59,143 and has not earned revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2014 the Company does not operate a bank account.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM RELATED PARTY

	June 30	December 31
	2014	2013
	$	$

Loan from related party	6,194	593

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

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2014 and 2013 was as follows (assuming a 15% effective tax rate):

	June 30	June 30
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,100	1,972
Change in valuation allowance	(3,100)	(1,972)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	June 30	December 31
	2014	2013
	$	$

Loss carry forwards	8,872	5,772
Less - Valuation allowance	(8,872)	(5,772)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $59,143 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	-	-	-	-
Total financial assets carried at fair value	-	-	-	-

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,584	-	-	32,584
Total financial assets carried at fair value	32,584	-	-	32,584

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director greater than 10% stockholder
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president
Mr. Geoffrey McLaren	- Director
Mr. Joseph Micalle	- Director

	June 30	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party – Director	6,194	593

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

During the three months ended June 30, 2014, the previous director and stockholder of the Company withdrew the remaining cash and closed the Company’s bank account. This transaction was recorded as a return of capital. The transaction was charged to additional paid in capital in the amount of $9,205.

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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the three month period ended June 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Bio-En Holdings Corp. was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc.

On March 24, 2014,the Company, Elchanan Menachem Grossbaum and Eliezer Prager (the “Sellers”) and Serena B. Potash (the “Purchaser”) entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers, 1,250,000 (pre-split) shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), the Shares representing approximately 84% of the issued and outstanding shares of the Company, for an aggregate purchase price of $325,000 (the “Purchase Price”). Prior to the closing of the Stock Purchase Agreement, the Sellers were the sole officers and directors of the Company, as well as the Company’s majority shareholders.

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

Forward Split

On April 1, 2014, the Board authorized a 6.3157 new shares for 1 old share in a forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Increase in Authorized Shares and Preferred Shares

On August 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation, pursuant to which: (1) the Company increased its authorized capital stock from 200,000,000 to 300,000,000; and (2) created 50,000,000 shares of blank check preferred stock, par value $0.0001 per share, with such preferred shares to be issued in one or more classes or series with such designations, powers, preferences and relative participation, optional and other special rights, if any, of each such class or series, and qualifications, limitations and restrictions thereof, to be stated by a resolution adopted by the Board.

In the next quarter the Company intends to complete a merger with a private corporation engaged in the business of converting the waste of biofuel technologies, by operating a Biomass to Energy (BTE) Facility on the Island of Malta.

4

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

Results of Operations

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From August 2, 2011 (Inception) Through June 30, 2014
Revenues	$-	$-	$-
Total operating expenses	20,665	13,147	59,143
Net loss	$(20,665)	$(13,147)	$(59,143)

For the three months ended June 30, 2014 and 2013

Revenues

We are still in our development stage and have not generated any revenues during the three months ended June 30, 2014 and 2013.

Operating Expenses

We incurred total operating expenses of $9,694 and $3,157 for the three months ended June 30, 2014 and 2013, respectively, an increase of $6,537. This increase was mainly due to an increase in professional fees.

Net Loss

During the three months ended June 30, 2014 and 2013, we incurred a net loss of $9,694 and $3,157, respectively, an increase of $6,537. This increase was mainly due to an increase in professional fees.

For the six months ended June 30, 2014 and 2013

Revenues

We are still in our development stage and have not generated any revenues during the six months ended June 30, 2014 and 2013.

Operating Expenses

We incurred total operating expenses of $20,665 and $13,147 for the six months ended June 30, 2014 and 2013, respectively, an increase of $7,518. This increase was mainly due to an increase in filing and professional fees.

Net Loss

During the six months ended June 30, 2014 and 2013, we incurred a net loss of $20,665 and $13,147, respectively, an increase of $7,518. This increase was mainly due to an increase in filing and professional fees. We had a cumulative net loss of $59,143 for the period from August 2, 2011 (Inception) to June 30, 2014.

5

Liquidity and Capital Resources

As at June 30, 2014, the Company has a loss of $20,665 and an accumulated deficit since inception of $59,143 and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

6

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation, filed August 5, 2014.
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: August 14, 2014
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

8