Form 10-Q
period 2014-09-30
Bio-En Holdings Corp.
filed 2014-11-19
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-186629

Bio-En Holdings Corp.

(Name of registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Main Street

Monsey, New York 10952

(Address of principal executive offices) (Zip Code)

(845)364-7151

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

As of November 18, 2014, there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

for the nine month period ended SEPTEMBER 30, 2014

(unaudited)

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

September 30, 2014
$
(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	1,560

TOTAL ASSETS	1,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	39,960
Loans from related parties	7,868

Total Liabilities	47,828

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at September 30, 2014	3,235
Other additional capital	122,934
Accumulated deficit	(172,437)

Total Stockholders’ Deficit	(46,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,560

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative	58,907	172,437

Total operating expenses	(58,907)	(172,437)

Net loss	(58,907)	(172,437)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	(0.00)	(0.01)

Weighted average number of common shares outstanding	29,486,114	30,481,838

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS' DEFICIT

for the nine month period ended September 30, 2014

(in U.S. Dollars)

(unaudited)

	Preferred Stock		Common Stock		Other Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
		$		$	$	$	$

Balance, December 31, 2013	-	-	9,394,604	939	-	-	939

Cancellation of common stock in reverse merger	-	-	(6,024,601)	(602)	602	-	-

Contributed capital - payment of expenses by officer	-	-	-	-	133,616	-	133,616

Issuance of common stock due to reverse merger	-	-	28,980,000	2,898	(11,284)	-	(8,386)

Loss for the period	-	-	-	-	-	(172,437)	(172,437)

Balance at September 30, 2014	-	-	32,350,003	3,235	122,934	(172,437)	(46,268)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

Nine Months Ended September 30,
2014
$
Cash Flows from Operating Activities

Net loss	(172,437)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	696
Common stock issued for services - related parties	2,304
Contributed capital - payment of expenses by officer	133,616

Changes in operating assets and liabilities
Accounts payable and accrued expenses	35,647

Net cash used in operating activities	(174)

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	60
Proceeds from related party loan	1,674

Net cash provided by financing activities	1,734

Increase in cash and cash equivalents	1,560

Cash and cash equivalents at beginning of the period	-

Cash and cash equivalents at end of the period	1,560

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia Inc) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company is planning, designing and executing agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, contingent on funding.

Effective March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On August 21, 2014, Bio-En Corp merged with, and into Bio-En Holdings Corp (formerly Olivia Inc); with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014; each issued and outstanding share of common stock of Bio En Corp, was converted into one share of common stock in Bio-En Holding Corp.

The completion of the Share Exchange/Merger Agreement resulted in a change of control. The Share Exchange was accounted for as a reverse merger and recapitalisation, with Bio En Corp regarded as the accounting acquirer, since Bio En Corp Shareholders collectively beneficially owned approximately 89.6% of the Common Stock immediately after the Exchange

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the nine months ended September 30, 2014, the Company has a working capital deficit of $46,268, a net loss of $172,437 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to realise its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. At September 30, 2014, the Company had no cash equivalents.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4 – REVERSE MERGER

On August 21, 2014, Bio-En Holdings Corp and Bio-En Corp entered into a Share Exchange and Merger Agreement (the “Merger Agreement”). The Merger Agreement provided for the merger of Bio-En Holdings Corp with and into Bio-En Corp; with Bio-En Corp as the surviving entity. The merger closed on September 10, 2014 concurrently with the execution and delivery of the Merger Agreement.

At the closing of the Merger and pursuant to the terms of the Merger Agreement, Bio-En Holdings Corp issued an aggregate of 28,980,000 shares of its common stock to the former stockholders of Bio En Corp in exchange for all of the outstanding shares of the Company’s capital stock at an exchange ratio of one to one. That number of shares was negotiated and agreed to by Bio-En Holdings Corp and the Bio En Corp prior to entering into the Merger Agreement.

Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Bio-En Holdings Corp. and was recorded at its historical cost basis; and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Bio-En Corp, historical operations of Bio-En Corp and operations of the Company from the closing date of the Share Exchange

NOTE 5 – LOAN FROM RELATED PARTY

September 30,
2014
$

Loan from related party	7,868

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On August 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation, pursuant to which the Company increased the authorised shares of capital stock from 200,000,000 to 300,000,000.

It was resolved to create 250,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of blank check preferred stock with par value of $0.0001 per share.

Other Additional Capital

For the nine months ended September 30, 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,616, which was treated as contributed capital.

Cancellation of Shares

On August 21, 2014, the Company entered into a Share Exchange and Merger Agreement with Bio-En Holdings Corp, a Delaware Corporation. Pursuant to the agreement the principal shareholder of Bio-En Holdings Corp owning an aggregate of 7,894,625 shares of Bio-En Holding Corp common stock, agreed to cancel 6,024,601 of their shares.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1: Quoted prices in active markets for identical instruments;

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash - President/director

Mr. Bruce Minsky - Company secretary

Mr. Peter Hurrell - Vice president and greater than 10% stockholder

Mr. Geoffrey McLaren - Director and greater than 10% stockholder

Mr. Joseph Micalle - Director and greater than 10% stockholder

September 30,
2014
$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party – Director	7,868

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – COMMITMENTS

On March 23, 2014, the Company executed an agreement to be the exclusive licensee of patented intellectual property for Malta. In connection with this agreement, the following terms are noted :

Payment of 3% royalties on gross revenues

An initial payment of $330,000 is due 30 days after the Company receives initial project development funding, customer contract or initiation of engineering and shall be due annually thereafter. Royalties are calculated as the greater of $330,000 or 3% of gross revenues, annually.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

On September 10, 2014 (the “Closing Date”), Bio-En Holdings Corp. (the “Company” or “BHC”) closed on a merger and share exchange agreement, dated August 21, 2014, (the “Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director of BHC and the majority shareholder of BHC. Pursuant to the terms of the Merger Agreement, Bio-En shall be merged with and into BHC, with BHC to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and BHC succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”).

In connection with the Merger, BHC entered into a cancellation agreement with Ms. Potash (the “Cancellation Agreement”) whereby Ms. Potash, owning an aggregate of 7,894,625 shares of the BHC’s common stock cancelled 6,024,625 of her BHC shares.

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

Bio-En Corp. was incorporated under the laws of the State of Delaware on January 6, 2014. The Company is devoting substantially all of its efforts to the development of its business plan. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intends to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding of at least $80-90 million. Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was March 31, the Company’s fiscal year-end remains December 31.

The Company intends to enter into an agreement with Applied Biofuels (Malta) Limited whereby all assets of Applied Biofuels (Malta) Limited shall be transferred to a new subsidiary (“Newco”), to be incorporated in Malta, which will be a wholly owned subsidiary of the Company. As of the date of this Report, no such formal agreement has been finalized. The Company is a project and plant development company in the business of producing and selling ethanol and butanol made from municipal solid waste and other cellulosic fiber.

We have planned, designed, engineered and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). As of the date of this Report, no such formal agreements have been finalized. The Facility will be built on the Island of Malta and is anticipated be fully operational by the end of the 4th quarter of 2016.

The Facility will combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol.

Limited Operating History

As Bio-En Corp. was incorporated on January 6, 2014, there is no 2013 financial information to which our 2014 financial information can be compared and upon which to base an evaluation of our performance. We have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

4

Results of Operations

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues	$-	$-
Total operating expenses	58,907	172,437
Net loss	$(58,907)	$(172,437)

For the three and nine months ended Septembers 30, 2014

Revenues

We did not generate any revenues during the three and nine months ended September 30, 2014.

Operating Expenses

We incurred total operating expenses of $58,907 and $172,437 for the three and nine months ended September 30, 2014, respectively. All of these expenses related to general and administrative expenses.

Net Loss

As we did not generate any revenues during the three and nine months ended September 30, 2014, our net loss equaled our operating expenses for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

As of and for the nine months ended September 30, 2014, the Company has a working capital deficit of $46,268, a net loss of $172,437 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to realise its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

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

5

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued an aggregate of 28,980,000 shares of Common Stock to the former stockholders of Bio-En Corp. in connection with the Merger. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibits	Description

2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings, Corp., Bio-En Corp., and Serena B. Potash (1)

3.1	Certificate of Incorporation of Bio-En Holdings, Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings, Corp., filed April 1, 2014 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings, Corp., filed August 5, 2014 (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings, Corp. (1)

10.1	Cancellation Agreement, dated August 20, 2014, by and between Bio-En Holdings, Corp. and Serena B. Potash (1)

10.2	License Agreement, dated March 23, 2014, by and between Bio En Corp. and GeneSyst International, Inc. (1)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2014.
(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 filed with the SEC on February 13, 2013.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: November 19, 2014
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

8