Form 10-K
period 2014-12-31
Bio-En Holdings Corp.
filed 2015-04-13
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186069

BIO-EN HOLDINGS CORP

(Exact name of Registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Main Street
Monsey, New York	10952
(Address of principal executive offices)	(Zip Code)

(845) 364-7151

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of April 13, 2015 there were 32,350,003 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this Annual Report, the terms "we," "us," "our," "Bio-En Holding Corp., “Bio-En”, “BHC”," and “Issuer” mean Bio-En Holding Corp., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

Bio-En Holdings, Inc, a Delaware corporation, is a project and plant development company in the business of producing and selling ethanol and butanol made from municipal solid waste and other cellulosic fiber.

We have planned, designed, engineered and prepared agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (the “Facility”). The Facility will be built on the Island of Malta and is anticipated to be fully operational by the end of the 4th quarter of 2016.

The Facility will combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol.

Our Corporate History and Background

The Company, under the name Olivia, Inc., was incorporated under the laws of the State of Delaware on January 6, 2014. The Company, through its merger “(Merger’) with Bio-En Corp (“BEC”) is in the development stage and is devoting substantially all of its efforts to the development of its business plan. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intends to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding.  The Company’s fiscal year-end is December 31.

Industry

The Company is a renewable energy company which intends to offer profitable solutions to environmental problems by the integration and application of proven technologies and methods that deal with waste materials and the processing of biomass to fuel grade ethanol or other biofuels. The Company is focused on the up-to-date use of established process engineering principles joined with specific patented technology available to it through a license agreement entered into on March 23, 2014 between BEC. and GeneSyst International, Inc. a Delaware corporation, the license agreement assigned by BEC to Company.

Plan of Operation

The Company has received correspondence from Malta Enterprise, the governing body in Malta overseeing projects for the government indicating the Company has been given a green light to design, build and operate a facility to convert municipal solid waste and other forms of cellulosic biomass to ethanol subject to requirements established by Malta Enterprises and the government of Malta, as well as other intended governments (“Facility”). The Facility should be fully operational within 18/24 months of full funding.

The planned Facility is designed to be a major GREEN project. The Facility will combine technologies from the waste management industry which will be integrated into the Facility’s overall waste recycling program, control of carbon dioxide and other emissions and the profitable production of fuel grade ethanol and other Biofuels.

The Company plans to derive its revenue from gate fees for MSW (as defined below) brought to the plant, the sale of ethanol or other biofuels, sale of carbon dioxide and sale of excess electricity to Malta. No off-take contracts have been entered into as of this time.

In addition to these traditional sources of revenue, the Company expects to derive additional revenue from biofuels production subsidies. The European Union (“EU”) recognizes that producing Biofuel food crops on crop land has considerable cost implications since they are staple foods and need significant subsidies to be converted to biofuels. The price and demand for fuel has contributed to escalating food price inflation over recent years causing serious hardship for poorer populations. The EU is expected to implement a major overhaul of biofuels production subsidies that favor the Company.

Green Business Opportunity and Cellulosic Feedstock

The past decade has seen soaring oil prices, Middle East turmoil, government Biofuel incentives, clean-tech venture investments and maturing technologies, all these factors contributing to the critical mass necessary to launch the Biofuel market in a meaningful way.

Ethanol is a significant source of liquid fuel and its production from food grains is widespread. However, the use of the food grains in the production of ethanol along with the cost for fuel is causing widespread increases in food prices and governments are now seeking alternative feedstock and fuel sources to accommodate the increasing demand for clean fuels from sustainable sources other than food grains or fossil fuels.

The global market for ethanol will be open to enormous opportunities and transitional challenges over the next ten years. A few issues hold the key to these growth opportunities. If the promises of competitive, large-scale cellulosic ethanol production is realized, and if national import/export policies for Biofuels are further liberalized, then the possibilities for ethanol to replace 20% of gasoline consumption in the USA, Europe, China and India may be actualized by the year 2020.

Business Strategy

The Green Business Opportunity is not about green sentiment, anymore. It is about building national energy security and being part of a huge emerging market of a kind that may come once in a century.

The Company intends to take advantage of the worldwide burgeoning demand for Biofuels thus adding value to the Company and high returns for the Company’s investors by integrating world-class technology matched to a project for the conversion of solid waste feedstock (“MSW”) and other cellulosic feedstock into fuel grade ethanol and other Biofuel.

The Company’s use of patented Gravity Pressure Vessel (“GPV”) technology will demonstrate its leadership in setting the standard for best practicable waste conversion to fungible Ethanol and other Biofuels for the world market in an environmentally friendly manner.

The Company believes that its Malta project will be the future standard that will be used to measure all projects of this type and will lead to additional projects across the EU, Asia and the Middle East.

Intellectual Property

Company, as a first step in achieving its business plan, assumed the license agreement (the “License Agreement”) with GeneSyst International, Inc., (“GeneSyst”) the exclusive licensing agent for a portfolio of patents including the Gravity Pressure Vessels and supporting appurtenances. The license and patents are issued by political boundary, with exclusive rights defined by the physical location of the Facility. There are no restrictions on source of materials or marketing of products. Pursuant to the Merger, the Company has assumed the rights and responsibilities under the License Agreement.

The License Agreement calls for a fee of 3% of income, but not less than $330,000 per year. After the initial payment, alternate one-time payment plans are available. Supporting services are available by separate arrangement coincident with the License Agreement. As new patents are developed they are automatically added to the patent portfolio without additional charge.

The License Agreement runs for the life of the most recently issued patent - which is twenty years from the original filing date. Quality control matters are built into the License Agreement.

A list of granted patents pertaining to the Company’s business is included in the License Agreement. The most applicable and flexible patent being US 8496754 which patent has been approved in the EU awaiting publishing. Another which has several advantages has been disclosed to the patent attorneys and in the application process. For further patent detail please see United States Patent No. US 8,496,754 B2 Titmas Date of Patent: Jul.30, 2013

The foregoing descriptions of the terms of the License Agreement are qualified in their entirety by reference to the provisions of the License Agreement filed as Exhibit 10.2 to this Report, which is incorporated by reference herein.

Patent Technical Field and Description

The present invention is generally directed toward a process whereby woody cellulosic material is converted to ethanol via acid hydrolysis of cellulosic material to sugars that are subsequently fermented. The acid hydrolysis takes place in a gravity pressure vessel. In particular, the present invention is directed to apparatus and methods for impregnating woody cellulosic material with an alkali to make it more amiable to treatment in the gravity pressure vessel. In more particular embodiments, this invention is also directed toward employing ultrasound in a gravity pressure vessel to aid in the processing of woody cellulosic material.

Production and Facility

The Company plans to produce 88.5 million liters (23.3 million gallons) of fuel grade Ethanol each year which it would sell under contract to offshore users and spot purchasers. The production volume can be adjusted to accommodate short-term increases in overall capacity.

The Company plans to build a Biofuels and Ethanol production facility that will have an initial capacity to take in a mixture of raw materials amounting to 370,000 wet metric tons of Biomass per year. In addition, the Company has reached a preliminary understanding with the Maltese Government to take into the planned Malta Facility a major portion of the MSW that is generated by Malta and Gozo. The gross annual amount is approximately 250,000 metric tons and the Company will become the only Government contractor employed to receive this MSW supply for processing and treatment. The plant is designed to meet the requirements for Zero Waste Back to Landfill.

The planned Facility anticipates using MSW and various forms of Biomass as the raw feedstock in the production process. The GenySyst process is a wet-based procedure and requires a supply of water to initiate the operation of the process. This water supply can come from any non-salt water source, direct potable water, rain water, final effluent from a sewage works, or from recovered process water from businesses or from sewage sludge. Once initiated, the internal process water is continuously recycled. This water supply will be supplemented with make-up water contained within new supplies of Biomass and sources of non-potable water.

All residual products and excess water produced from the plant will be treated in a small waste water treatment processing plant located on or adjacent to the site. The waste water treatment plant will be designed to produce water that is suitable for discharge into inland watercourses or for irrigation purposes, as well as make-up water or used in the production of electricity from the Combined Heat and Power (“CHP”) plant. Excess power not used at the Facility will be sold to the Malta grid.

An Electrical Generation set will be installed on site as part of the Facility. This will allow the Facility to operate independently of the Malta Electrical Grid. The Facility may use residual heat and by-products, such as Methane and a CHP plant to provide the power needed for the plant to operate. The Facility will be a net producer of heat energy that can be converted to electricity and sold to local users.

All the Biomass contained within the process facility, or any further materials produced during the production process would be non-toxic, and can be reused or incorporated into construction materials and pavement foundations for roads.

Production

The quantity of Bio-fuel or Ethanol produced will vary according to the type and source of Biomass. The estimated range is from 550 liters per dry metric ton from pure cotton, 400 to 450 liters per dry metric ton of recovered paper and wood, 300 to 350 liters per dry metric ton from green waste in parks& gardens and food waste, to around 200 to 250 liters per metric ton from MSW.

The sources of Biomass proposed for the facility include recovered paper, green waste from parks and gardens, MSW, as well as coastal sea weed and shore debris.

There appears to be ample supply of various sources of Biomass obtained within Malta or imported from the EU or to meet the feedstock needs of the facility. The Company plans to develop its first facility based on MSW and recovered paper, augmenting the feedstock with a blend of additional raw materials to increase bottom line revenues. Malta prohibits the importation of raw trash and garbage, but does allow pre-processed materials.

Integration of Technologies for Mitigation and Production

The Bio-En facility is designed to integrate existing proven technologies with GeneSyst’s GPV technology to convert the cellulose content in Biomass into fuel grade Ethanol, Biofuel and other byproducts that can be sold in the open market.

Proven Technologies and Key Components

The key components of a Mild Acid Hydrolysis Facility needed to convert municipal and agricultural wastes to Ethanol and Biofuel have been in use and functioning for many years. Two decades ago a breakthrough occurred in the creation of a “continuous pressure cooker” that operated with extremely high thermal and mechanical efficiency coupled with industry setting records for on-line availability, which is now known as the GPV.

The key element in this technology is how the GPV accepts and processes solid wastes in water. When the GPV technology was coupled with wastewater treatment technology, the joining of these technologies supported a process that achieved rapid, high volume processing of waste products and various other environmentally unfriendly raw materials into environmentally safe Biofuel at a low sustainable cost.

The incorporation of municipal waste and other waste streams into the process economics results in a negative cost for feedstock. Company’s robust returns are a result of the low cost of its feedstock, which in fact is not a cost (liability) but a source of revenue (asset), since Malta pays a tipping fee to get rid of its MSW. The use of MSW and other waste feedstock ensures economically viable operations with or without tax incentives and meets the sustainability requirements which have been written into EU laws pertaining to the sustainability of Biofuel production. The use of grains and other foodstuffs to make Biofuel has caused widespread increases in the cost of food in Europe and is affecting the economics of everyday life.

Extrapolation of Known Procedures

Throughout this business summary predictions have been made based upon generally accepted engineering procedures to predict performance of the facility as well as the economic expectations to be derived from these practices. In order to be successful, it is necessary to build a facility that is more efficient and more effective than previous technologies employed by others. To accomplish this with minimal risk, certain protocols have been established by the Company’s engineers to insure that the plant to be designed and built will meet all requisite standards discussed throughout the body of this plan. The Company’s engineers believe these extrapolations are limited, conservative and reasonable in nature so as to result in a financially viable facility. However, some actual results may differ from projections due to unforeseen developments.

Basis of the Technology

The process of turning Biomass (Celluloses) to the Saccharides by Weak Acid Hydrolysis prior to making Ethanol has been used in the United States in the Pulp and Paper industry for over 30 years, using small scale plants with heating under pressure in multiple batch tanks above ground. The GPV has been used for twenty years to oxidize wet waste materials. During this time GPVs were also used for the conversion of waste streams to commercial commodities, thus proving their viability and profitability.

Drivers Promoting Processing MSW to Ethanol

a.	Need for a clean, non-polluting process for the manufacture of fuel grade Ethanol
b.	The absolute amount of waste produced is rising
c.	Unchecked emission of greenhouse gases may lead to a rise in global temperature
d.	In less developed countries, waste production per capita is rising, probably at an even faster rate than the EU, as per-capita GNP and living standards increase
e.	Developed countries are banning/limiting landfill and dumping of waste leading to an increased demand for waste processing and waste mitigation
f.	Less developed countries have acknowledged the need for waste management
g.	Release of toxic materials into water and air is prohibited in many countries
h.	More countries are banning or limiting landfill and dumping of waste to protect the environment
i.	Governments are increasingly enacting environmental taxation
j.	Recycling of materials is fundamental in modern waste treatment and disposal
k.	Oil, electricity and other energy prices are all rising
l.	Population is rising and land is getting increasingly expensive particularly land used for growing feedstock for fuel
m.	Transportation costs are increasing - reflecting rising oil, land and labor prices
n.	Increasing demand for waste treatment in urban areas, coupled with ongoing health concerns requires innovative application of proven technologies/methods to treat waste economically
o.	The cost of food grain is rising due to their diversion to Biofuel production thus causing higher food prices and starvation
p.	Liquid energy in the form of Ethanol may have higher market value than other forms of energy conversion

Background of the GPV Technology

The GPV was invented and developed by James Titmas a professional engineer with 54 years of experience in water and waste treatment and the founder of GeneSyst International Inc.

The process of using the GPV in Weak Acid Hydrolysis to convert celluloses to saccharides was discovered in the 1820’s and used by Henry Ford in the 1920-30’s to provide the feed stock for producing fuel grade Ethanol.

The use of a GPV increases the efficiency of converting celluloses to high value saccharides, and thus increases the resulting yield of Ethanol from Biomass and waste materials.

The GeneSyst system updates this conversion process by using a shallow commercial water well chamber modified to be a sealed vacuum chamber in which hangs the GPV. After receipt and initial shredding of cellulosic materials, the Biomass is mixed with water and impregnated with a mild alkali solution. The processed Biomass then enters the outer annulus of the GPV passing downwards, pre-heating and accumulating pressure. In the reaction chamber at the bottom of the GPV, Oxygen is used to destroy tramp organics that inhibit fermentation followed by the introduction of a catalyst (dilute carbonic acid) to instigate the disassociation of the celluloses to saccharides (sugars). This oxidation step is exothermic and after pre-heating, the temperature is trimmed to 455ºF (235o Celsius). With a small portion of un-reacted nitrogen and thermal expansion, the density of the mixture is lowered to allow natural convection to move the fluids through the GPV without pumping. The mixture, which is now sugar based, rises up the inner pipe after neutralization of its acid in the reaction chambers. The mixture continues to rise driven upwards past the downward flowing colder feed mix, and as it does, it allows its heat to pass through the wall of the inner heat exchanging pipe to the descending raw materials in the outer annulus of the GPV. At the surface the sugar mixture is then cleaned using conventional water processing equipment and forwarded for conversion to Ethanol or Biofuel ready for sale. All tanks and processing vessels are enclosed. The system is completely sealed to prevent loss of product, odors and environmental contamination. Ethanol produced from Biomass waste eliminates the production of new Green House Gases (GHG) arising from the waste. Ethanol is used up to an 85% concentration as a substitute for the refined fossil fuels as an additive to gasoline. It offers a further reduction in the emission of GHG giving additional benefits to the environment. The GHG emissions of landfill gasses are also dramatically reduced.

The Process Advantage

The process to extract the saccharides from cellulosic material uses a combination of higher temperatures with acid conditions. The higher the temperature, the lesser the amount of acid needed. This hydrolysis reaction process is nearly instantaneous and must be arrested before the acids decompose the saccharides created from de-polymerization of the cellulosic materials. In the case of the GPV the acidic conditions are neutralized to arrest the reaction and the heat energy is recovered.

The process described above is the specific advantage made available by using a continuous plug flow GPV reaction chamber, combined with the advantages of no moving parts, a tolerance for large size pieces and use of many types of raw materials, the internal recycling of pressure and heat energy all combine to create high availability.

The process is continuous and not batching which leads to increased productivity at lower costs.

Gravity Pressure Vessel © (GPV) Visual

Recap of the Gravity Pressure Vessel and How It Works

a.	The GPV hangs freely in a 700 meter deep shaft
b.	The containment shaft consists of a steel tube fixed in a grout jacket
c.	The shaft is brought under vacuum pressure, like a vacuum flask
d.	The GPV is a closed outer tube with an open inner tube
e.	Celluloses waste in water is pumped through the outer pipe down and through the inner pipe up

f.	At the bottom of the pipe, celluloses converts to sugars in a low pH environment
g.	The acid is neutralized with alkaline to retain the sugars
h.	The up going stream heats the down going stream
i.	It is an energy efficient sterile chemical flow process without moving parts and gas emissions
j.	After the celluloses are cracked in the “reactor” chamber, the sugar dissolves and rises through the inner pipe to the closed sedimentation tanks on ground level
k.	Here the remaining inorganic dense and lightweight particles are removed for beneficial reuse.
l.	The Saccharides are then stripped of other valuable organic byproducts and passed forward for fermentation to ethanol

GeneSyst Schematic for Conversion of Biomass to Ethanol

Project Description

The Malta Facility is intended to be a Finance, Design, Construct and Operate Facility and will cost approximately $150 million to complete and to put into full operation.

This facility is expected to be located on designated land allocated by the Government of Malta at the eastern end of the Hal Far Industrial Area. The site has an area of 55,000 square meters (13.25 acres) and is fully accessible being bounded on three sides by major roads suitable for HGV Class III vehicles. The site is in the south east of the island of Malta within 6 kilometers of Malta’s main airport (Luqa) and more importantly 3 kilometers of the Malta Free Port.

The Malta Biomass to Ethanol Facilities is targeted to make upwards of 88 Million liters per year of the Bio-Ethanol. The source material to make this will be 270,000 dry metric tons equivalent per year of the Raw Material Biomass. It is anticipated that 80% of the feedstock come from sources on Malta and Gozo. The target date to begin commercial production of ethanol is estimated to be the last quarter of 2016.

The ethanol produced at the facility will be made using the process known as Dilute-Acid Hydrolysis in conjunction with GeneSyst’s patented Gravity Pressure Vessel ™ along with remainder of plant engineering and design obtained from the waste water (sewage) treatment industry and traditional fermentation and distillation plant technology used in the Ethanol Industry.

The issue of using non-invasive enzymes or GMO (genetically-modified-organisms) in the conversion process was a major point of discussion with the Advisory Board of Assessors and Engineers for the Government of Malta. Once it was proven that the plant did not pose a risk to humans, animals and the flora and fauna on the Island, the project was given an immediate go-ahead by the Malta Authorities.

The Company has been in discussions with an Engineering, Procurement, Construction (“EPC”) contractor to design, construct and operate the facility and to oversee local sub-contractors such as the civil engineering construction company Attard Construction supported by Panta Lesco who specializes in mechanical, electrical and ICA/SCADA (Instrumentation Control and Automation/System Collection and Data Acquisition). Both of these local sub-contractors have worked on projects in the Water and Waste Water (Sewage) Treatment and the Food and Chemical Process Industry. EPC is a prominent form of contracting agreement in the construction industry. The engineering and construction contractor will carry out the detailed engineering design of the project, procure all the equipment and materials necessary, and then construct to deliver a functioning facility or asset to their clients. Companies that deliver EPC Projects are commonly referred to as EPC Contractors.

As soon as the project financing is in place, the Company’s in house engineers along with the EPC contractor and the sub-contractors will finalize the various protocols and strategies for the design and construction for the facility, and establish the parameters for the facility to be completed. During this period, the target dates for overall completion of the project will be set along with the purchase of Owners Protective Professional Indemnity Insurance to cover any risks concerning the design and operations of the project.

The Company anticipates starting delivery of Ethanol or Biofuel as soon as the first phase of the plant is completed. The Company’s business implementation strategy has been to assemble a first class team to design and construct and operate the plant at the earliest possible time. Company will be using the appropriate FIDIC (Fédération International Des Ingénieurs-Conseils) Conditions of Contract to ensure that any issues are normalized under traditional working practices as used in the EU.

This Biomass to Ethanol Facility will be developed according to a Design and Construct contract where a portion of the design may not be fully developed until construction is about to start. However as soon as the financing is in place and mobilization of the designers and construction companies has occurred, this process will be started. This whole procedure will be nurtured through a VM/VE (Value Management/Value Engineering) audit trail which will be under constant review by the in-house staff and consultants for the Company.

All the confirmatory site investigations and the residual planning assays with MEPA (Malta Environment and Planning Authority) need to be finalized before the actual construction begins. These investigations may be carried out simultaneously with the need to assess and confirm the supply of the raw materials used to make the Biofuels and should be confirmed by the necessary laboratory testing which will be carried out in the local testing centers and University. At the same time, pre-orders should be lodged with the longest lead time items including that for the drilling company that will be needed to drill the bore-holes for the installation of the three gravity pressure vessels. All boreholes should be drilled to the common depth of 610 meters (2000 feet) needed for the process. The drilling of these boreholes and the installation of the steel-work will take approximately 6 weeks. Two major drilling companies have been asked for quotes for this part of the operation and early indications suggest that one will be the most acceptable in terms of practice, record and price for this part of the work. Again the lead time to obtain the fermentation and concentration plant for the production of the Ethanol will also be required to be ordered early on and this should be organized at the same time.

As soon as the first gravity pressure vessel is installed and operational, the sections making up the overall plant needed for full commercial operation, complete with its pre-treatment settlement tanks needed to prepare the Biomass, and its subsequent post gravity pressure vessel cleaning mechanical elements for cleaning the saccharides/sugars and treatment plant items may be put on-line making the plant ready for full service and for training personnel in operations and maintenance.

This first train (unit) will also include the final waste water (or residual effluent) treatment process plant, the anaerobic digestion facility, its CHP (Combined Heat and Power) plant for creating electrical generation capacity and the residual water treatment component for discharging water for irrigation purposes.

At the same time as this first unit is being installed, the construction and fitting out of the additional gravity pressure vessels that form the main service units of the overall plant will be carried to completion. Simultaneously with the development of the service units, the facilities for the processing and preparation of the Biomass will be ongoing along with the facilities for post gravity pressure vessel cleaning of the saccharides/sugars) and treatment items for fermentation and concentration of Biofuels and/or Ethanol.

Once the Ethanol has been prepared it can be moved to its own on-site storage tanks so the Malta and the EU Customs and Excise Authority can inspect and confirm the amount and specifications of the fuel prior to its release and collection by Company’s own transportation fleet of HGV Class III articulated tankers to ship the fuel to the storage depot in the Malta Free Port for export. Within the Malta Free Port an additional storage tank for the Ethanol can be built to accommodate this need.

Overall, the Malta Biomass to Ethanol Facility should take around 22 months to construct but because of the phased nature of construction and commissioning it will start delivering Ethanol well within this period – at around 12 to 15 months. It is anticipated that upon establishment of the full operating protocols the facility may become fully operational within 22 months of commissioning.

Key Contractors

Currently, the Company is in discussions with the following contractors:

Design and Engineering

a.	David Xuereb & Associates is anticipated to be the local firm of Architects and Engineers. The Maltese authorities approved the employment of David Xuereb & Associates at an early stage in negotiations and the firm will be the single point of contact for the full design and all attendant issues of the facility. The design role should include the direct design input from GeneSyst as part of the licensing arrangements with GeneSyst.

b.	Kevin H Ramsey Consulting may provide additional design work relating to the Civil and Process Engineering, which includes Chemical, Hydraulics, Thermodynamics etc. with Mechanical and Electrical, HV/LV and Power, and ICA/SCADA works.

c.	The Malta College of Arts Science and Technology and the University of Malta, together with Queen's University in Belfast and the Carbolea Institute at the University of Limerick may also be providing services to assist in verifying the input materials through testing and analytical work.

Operations and Maintenance Contractor

a.	The Facility Operations and Maintenance (O & M) is currently integrated into the operating expense budget projections. However, it is envisioned that the O & M function will be organized as a separate Company Contractor under a separate contract expected with an EPC contractor.

b.	The Biomass to Ethanol Facility is not a complex type of plant and uses traditional and standard equipment that is generally used across a wide selection of water, waste water, chemical and food process industries. The O &M Contractor personnel will be trained people with experience from Malta based chemical and waste water and process industries.

c.	Selected personnel will be trained on site and through coordinated courses at the Malta College of Arts Science and Technology.

Plant Performance

The estimated quantity of Ethanol produced from different sources of Biomass ranges from 132 liters of Ethanol per metric ton, to over 340liters per metric ton from raw materials rich in fiber such as wood, low lignin pulp and sugar beet residues. It is estimated, over 40 different kinds of fiber sources may be available from population centers, many associated with negative cost sourcing, all of which are usable in GPV processing. Negative cost sourcing refers to buyer cost factors. Buyer cost factors are response adjustments that occur when dealing with a particular supplier. Buyer cost factors account for negative (and positive) aspects inherent in dealing with a particular supplier. Such aspects could include the risk involved in dealing with a particular supplier because of supplier location, or possible supplier past performance. For example, a new and untried supplier (or new manufacturing or shipping location for an incumbent supplier) exposes the buying organization to a higher risk of supply disruption simply because the buying organization has no experience of buying from the new supplier or location. Buyer cost factors are used in transformational bidding/quoting.

The overall process has the potential to use a majority of the total volume of organic wastes from human activity. The process is believed to meet and exceed all public mandates to recycle. The conversion process has no air emissions. The separation, fermentation and distillation processes are well known and widely used.

Feedstock Compatible with the GeneSyst Technology

A blending of the waste streams in the processing would allow for significant efficiencies along with administrative, environmental and social advantages.

Food Waste	Sewer Screenings
Septic Tank Waste	Restaurant waste
Magazine Paper	Dilute WWTP Sludge
Crop Processing	Garden Waste
Pulp and Paper Waste	Office paper
News Print	Cardboard
Crop Chaff	Scrap Wood
Landscaping Debris	Road Sweepings
Hospital Waste	Cotton Cloth
Tree clearing waste	Biofuel MFG waste
Feed lot Manure	Expired food and Drink

Project and Plant Strengths

a.	Dedicated municipal solid waste supply from Government of Malta
b.	Agreement with Malta on building site (No competition)
c.	Gate fee for selected waste materials already established with Malta
d.	The plant system is a closed loop and emits no harmful gases or odors
e.	Ethanol produced from will create a significant reduction in greenhouse gases

f.	The Facility will be self-sufficient by generating its own power and surplus of clean water
g.	Carbon Credits and Emissions Trading Credits for each metric ton of waste used and for each liter of Ethanol produced
h.	Generates excess energy that can be sold into the Malta market
i.	Continuous production rather than batching leading to lower production costs
j.	Production residue can be sold to construction industry as filler material and road paving material

Competing Technologies

Gasification: The GPV or “Titmas Process” grew out of the need to meet the inherent failures of incineration and gasification processes. The problems arose from complications in recovery of first stage combustion energy (complex heat exchanger failures) incidence of toxic emissions from chlorinated and toxic inclusions in the feed stocks, char and clinker interference with continuance ash extraction, low “on line availability (less than 75%) failure to meet permit standards during start up and shut down protocols and an overall failure to “scale up” beyond weekly batch operations larger than 100 tons per day. Despite the known technical failings of gasification, promoters continue to garner investment of significant funds which will fail on observing the traditional problems have not been resolved. Examples of these failures include Brightstar, Thermoselect, Siemens-Fürth, Range Fuel and others to name just a few. The losses to investors ranged from $200 million to $500 million US.

Mechanical Heat and Pressure: The generic family of processing materials, known as the “pump and tank” mechanical means of inducing higher temperatures in fluids via pumping and heat exchangers includes: wet oxidation (Zimproet. Al.) pyrolysis, acid hydrolysis (both concentrated and dilute). All have in common the use of heat to crack, decompose or make digestible complex organic debris – basically similar to cooking foods for the same reasons. The most common practitioner of these arts was the Zimpro process which built over 200 commercial plants between 1960 and 1990. Of these only 5 are still in operation by virtue of cannibalization of parts from other units. Again, the problems revolve around “on line availability,” mechanical complexity, moving parts, operator challenges and low yields. Attempts at strong acid hydrolysis in lieu of wet oxidation had the added complication of acid destruction of containment vessels. Yields in all cases were low due to the time period to manipulate the combination of the cellulose to sugar reaction (the combination of higher temperatures and acidic conditions) and complex mixtures of thick cellulosic semi-solid pastes obligated by the costs of pumping and containment. The longer the reaction, the more sugars were destroyed before extraction.

Enzymatic Conversions: Rather than solve the problems of acid hydrolysis researchers moved to the more academic fields of enzyme enhancements which to date have turned out to require the use of expendable proteins for the saccharides conversion. Enzymes also held the promise of continuous academic study which also had a peculiar advantage in the research fields. Lignin remains problematic and some attempts are at hand to separate cellulose, hemi cellulose and lignin prior to further processing. Most of these are pursuing agricultural raw materials. The same problems of the processing of incoming MSW remain the same, noting that many components of agri-wastes and MSW share many characteristics and processing challenges in common. The real shortfall occurs from the seasonality of agricultural cellulose sources and the costs to collect and transport adequate quantities of agricultural chaff.

Customers

At the present time the Company has not sought out any customers because the Facility has yet to be built. Prior to the completion of the first phase of plant construction the Company intends to make its first entry onto the Biofuel Marketplace seeking a long-term contract for 80% of its production. The Company plans to sell 20% of its total production on the spot market or under short term contracts to take advantage of what it believes to be a rising market demand and subsequent increase in ethanol prices.

Government Regulation

European Union:  The EU maintains two complementary pieces of legislation relating to renewable fuels: the Renewable Energy Directive (RED) and the Fuel Quality Directive (FQD). Together, these directives establish targets for the adoption of renewable fuels in EU member states by 2020. Transportation fuels are one category of fuels covered by these directives, and the targeted goals cover all renewable fuels – that is, they are not limited to ethanol. The FQD is relevant to the present discussion in that it establishes a limit of 10% for ethanol blending within EU member states, which are obligated to adopt national laws in conformance with the requirements of the directive.

The European Commission’s Renewable Energy Directive (RED) requires that by 2020 all transportation fuels in the EU must contain 10% Biofuel. Individual EU states are free to incrementally build up to this target as they see fit, meaning that current mandated levels vary. Nevertheless, the fines incurred by fuel producers for not meeting local requirements offer some measure of demand stability. Of course, given that the mandates are dictated as percentages, declines in the consumption of the primary fuel for example, gasoline or diesel – will also affect Biofuel demand.

The mandated requirements apply to Biofuels across the board, but there are numerous other legislative changes that are set to affect specific products in different ways. Biofuels produced from a raw material that is not part of the food chain, known as second-generation Biofuels, are set to count double when tallying up the bio-content of a fuel blend. This will include Biodiesel, which is made from used cooking oil and Ethanol produced from crude glycerin, which is itself a by-product of Biodiesel production. These changes add up to a positive future for the product, which has yet to enjoy widespread usage.

Marketing Strategy and Sources of Revenue

The Company’s business model is based on management’s belief that there is a significant market demand for fuel grade Ethanol and other Biofuels derived from sources other than agricultural feedstock and which are fully sustainable without impacting the food supply chain. The Company believes that its revenue model has the capability to provide substantial and predictable recurring revenue because it uses waste materials, MSW and agricultural waste at no feedstock costs to the enterprise. In addition to the negative feedstock costs, the Company will be receiving substantial gate fees for taking in the waste as well as other environmental cash credits from the EU. The Company has developed a multi-faceted revenue model that is expected, over time, to provide recurring revenue from the following sources:

a.	Sales of Ethanol and other Biofuels
b.	Sales of byproducts
c.	Gate fees
d.	EU Environmental subsidies

Markets

Biofuels have seen a spurt in the United States and the EU, with the latter planning to increase its annual production to about 10% of its liquid fuels by 2020. The United States has set up an ambitious target to produce about 8 billion gallons annually by 2012 and about 40 billion gallons by 2022. Though the energy companies are widening their portfolios to include Biofuels, the move is fraught by significant challenges such as types of fuels to be used, regulations and regulatory approvals, increased usage of land for cultivating Biofuel crops and diversion of food crops for fuel production which is resulting in the increase of food prices.

The global market for Biofuels is projected to grow by a CAGR of 12.9% during the period 2006-2015 to reach US$ 61.5 billion by 2015. Focusing on the key challenges that still impede the realization of the billion-metric ton renewable fuels vision, this Memorandum integrates technological development and business development rationales to highlight the key technological developments that are necessary to industrialize Biofuels on a global scale. Technological issues addressed in this work include fermentation and downstream processing technologies, as compared to current industrial practice and process economics. Business issues that provide the lens through which the technological review is performed span the entire Biofuel value chain, from financial mechanisms to fund biotechnology start-ups in the Biofuel arena up to large green field manufacturing projects, to raw material farming, collection and transport to the bioconversion plant, manufacturing, product recovery, storage, and transport to the point of sale. Green Field manufacturing is form of foreign direct investment where a parent company starts a new venture in a foreign country by constructing new operational facilities from the ground up. In addition to building new facilities, most parent companies also create new long-term jobs in the foreign country by hiring new employees. Emphasis has been placed throughout the book on providing a global view that takes into account the intrinsic characteristics of various Biofuels markets from Brazil, the EU, the US, or Japan, to emerging economies as agricultural development and Biofuel development appear undissociably linked. Biofuels have emerged as a widely used renewable source of energy in the recent years. However, the rising demand for Biofuels in developed as well as developing countries has put a lot of pressure on - such as corn, sorghum, and soy, which are food crops. To ease off this pressure on food crops, scientists around the world are working on methods to convert lignocelluloses from plant waste material into Biofuels, instead of utilizing more food crops.

Any types of Biomass derived from plant such as cellulose, hemicellulose, and lignin are known as lingo-cellulosic Biomass. It is possible to categorize lingo cellulosic Biomass into four categories: energy crops, wood residues, agricultural residues and municipal paper waste.

Lignocellulosic Biofuels have the potential to provide a large portion of cheap fuel for transportation especially if the available conversion processes are made cost effective. If technological hurdles are overcome, then a wide variety of lingocellulosic Biomass can be converted into Biofuels.

Global cellulosic ethanol is expected to increase from 14.25m gallons in 2012 to 412.25m gallons in 2020, with commercial production anticipated to take off on a large scale in late 2013 and 2014, thanks to major players adding substantial production capacity and new companies joining the market. The US is expected to retain its market dominance until 2020.

Ethanol is the most widely acclaimed alternative or additive for gasoline used for running vehicles, and the US ranked as number one producer of this biofuel using natural waste feedstock, states new analysis.

According to the latest report “Cellulosic Ethanol - Global Production, Major Trends, Regulations, and Key Country Analysis to 2020 the US is the global leader in cellulosic ethanol production, manufacturing 5.42m gallons in 2012 –

http://www.reportsnreports.com/reports/232712-cellulosic-ethanol-global-production-major-trends-regulations-and-key-country-analysis-to-2020.html”

Some EU countries such as France and Italy have cellulosic ethanol production infrastructure, but a limited supply of biomass feedstock. Growth of commercial production in these countries may fuel the need to import feedstock from nearby countries or expand production to other countries with ample feedstock availability. A few producers with upcoming commercial scale plants in the US have already started signing agreements to procure agricultural residue and other kinds of cellulosic feedstock.

Employees

As of the date of this Report, the Company has no employees.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Related to Our Company and the Biofuel Industry

We have no trading history and may never achieve profitability and the failure to raise additional capital could place our continued viability in question.

In particular we must raise additional capital from external sources to carry out our business plan, develop the Malta facility and develop markets for the sale of our products. If we are unable to generate the required additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.  We currently have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in raising additional working capital to support our operations and implement our business plan, we may be forced to curtail our operations, take additional measures to reduce costs, modify our business plan, and consider strategic alternatives that could include a sale of our business or filing for bankruptcy protection.

We are a development stage green field company with a limited history and a small employee base, which makes an investment in us highly speculative.

Our business plan for the production and marketing of fuel grade ethanol, carbon dioxide, electricity and other associated products is primarily based upon the construction and operation of a future facility in Malta. We have not produced or sold any products to date. Accordingly, we have a limited operating history from which you can evaluate our business and prospects.   In addition, our prospects must be considered in light of the inherent risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in rapidly evolving markets, such as the bioenergy market, where supply and demand may change significantly in a short amount of time.  Some of these risks relate to our potential inability to:

•	Effectively manage our business and operations;
•	Recruit and retain key personnel;
•	Manage rapid growth in personnel and operations;
•	Raise capital to implement our business plan or address unforeseen capital requirements;
•	Overcome competitive disadvantages against larger and more established companies; and
•	Successfully address the other risks described throughout this prospectus.

If we cannot successfully address these risks, our business and our results of operations and financial position would suffer.

We may not be able to secure additional necessary funding on favorable terms, or at all, in order to sustain our current operations, execute on our business plan and market our products.

We must seek additional capital to support our ongoing operations and complete construction of our Malta facility. We may raise these additional funds from public and private debt or equity offerings, borrowings under bank or lease lines of credit, or other sources. Any additional financing may not be available on a timely basis, on terms acceptable to us, or at all. Such financing may be dilutive to shareholders or may require us to grant a lender a security interest in our assets, which could be detrimental to our shareholders if we are unable to repay our obligations. The amount of money we will need may depend on many factors, including:

•	An increase in the cost of constructing or commencing operation at our Malta facility;
•	A material increase in the cost of the biomass and other materials we need for our operations;
•	A decrease in the price we receive as gate fees for the intake of waste materials;
•	A decrease in the price we receive for our fuel grade ethanol and other products, which would reduce our revenues; and
•	An increase in the cost of operating our Malta facility.

If adequate funds are not available, we may incur further delays in completing our Malta facility or be required to curtail or cease our operations altogether. Any of these results would materially harm our business, financial condition and results of operations.

Additional delays due to, among other things, labor or material shortages, permitting or zoning issues, or opposition from local groups may hinder our ability to commence operations at the Malta facility, which would harm our business, financial condition and results of operations.

We may experience delays in the construction of the Malta facility for any number of reasons, including compliance with permitting and zoning requirements, opposition from local groups, shortages of labor or material, defects in materials or workmanship, changes in interest rates or the credit market, or policy changes at the Malta Government or European Community level.   There can be no assurance that we will be able to raise the additional required capital, complete construction and operate the Malta facility at full design capacity.   If our timetable for construction and the commencement of operations at the Malta facility is delayed, this will impact our ability to generate revenue and achieve profitability, which would have an adverse material effect on our business, our financial condition and our results of operations.

Significant increases in the cost of constructing the Malta facility may further delay or cause us to abandon construction of the Malta facility, which would materially impact our ability to achieve profitability and the value of your shares.

There can be no assurance that the final cost of constructing the Malta facility and commencing operations will not be significantly higher than budgeted.   Many events and conditions, including economic factors, site conditions, design modifications and set-up delays or overruns, could also lead to significant increases in project costs.   Furthermore, we need to obtain and comply with a number of permitting requirements, many of which can be costly and time consuming.   As a condition to granting necessary permits, regulators may make additional demands that increase the costs of constructing and operating the plant.   If any of these events occurs, we could be forced to seek additional debt or equity financing beyond what we currently expect to need, which may not be immediately available, may not be available on favorable terms, or may not be available at all.   If additional capital is required, we may experience additional significant construction delays, or fail to achieve profitability, any of which would have a material adverse effect on our business, our financial condition and our results of operations, and significantly diminish or eliminate the value of your shares.

We may materially modify our business plan for any number of reasons, which may cause us to incur additional costs or further delay the expansion of our production capacity, which would harm our business, financial condition and results of operations.

We may modify our business plan in any number of ways, including decreasing the design capacity of the Malta facility or abandoning the Hal Far Estate site for an alternative location. Any material modification to our business plan may result in higher than anticipated construction and start-up costs at the Malta facility, require us to abandon the Malta facility with or without the ability to recoup acquisition, design and construction costs incurred to date; may cause significant delays before we are able to increase our current production capacity, cause our planned production to be significantly below our current estimates, or result in higher than anticipated operating costs, any of which could have an adverse material effect on our business, our financial condition and our results of operations.

We operate in an intensely competitive industry and we may not be able to compete effectively.

The market for the manufacture, marketing and sale of alternative fuels is highly competitive. Competition could be intense and result in increases in the costs of raw materials, plant construction and operating expenses, as well as make it more difficult to attract and retain qualified engineers, chemists and other employees whose services could be key to our operations as they develop. Larger companies that are already engaged in this business may have access to greater financial and other resources, making it difficult to compete with them in recruiting and retaining qualified employees, in acquiring attractive locations for the construction and operation of future production facilities, and selling our products at competitive prices.

New plants under construction or decreases in the demand for biofuels may result in excess production capacity in our industry.

We expect that the number of biofuel producers and the amount of biofuels produced will likely continue to increase in the near future, which may lead to excess biofuel production capacity.   In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of biofuel to a level that is inadequate to generate sufficient cash flow to cover costs.   Excess capacity may also result from decreases in the demand for biofuel, which could result from a number of factors, including increased governmental regulation, the elimination or modification of governmental incentives, the development of other technologies or products that compete with biofuel, or reduced fuel consumption generally. Excess capacity in the biofuel industry or the reduction of the market price for biofuel could have an adverse effect on our results of operations, cash flows and financial position.

The production of biofuel requires that we purchase significant amounts of raw materials, such as biomass waste, paper waste and other materials that we may be unable to procure.

Our biofuel production requires significant amounts of biomass waste. We will be required to purchase significant amounts of raw materials, such as biomass waste, paper waste and other materials. Such raw materials may be unavailable which could significantly reduce our ability to produce biofuels.

Our business is highly sensitive to the gate fees we receive and the prices we pay for biomass waste, and any future price adjustments could increase our operating costs and may adversely affect our operating results.

Negative consumer perceptions of biofuel may impair or prevent the acceptance of biofuel in the marketplace, which could harm our business.

The biofuel industry is relatively new and general public acceptance of biofuel is uncertain. Public acceptance of biofuel as a reliable, high-quality alternative transport fuel may be limited or slower than anticipated. Even if our production processes consistently produce biofuel that complies with applicable standards, actual or perceived problems with quality control in the industry generally may lead to a lack of consumer confidence in biofuel and harm our ability to successfully market biofuel. Quality control issues in biofuel that is produced by other industry participants could result in a decrease in demand or mandates for biofuel, with a resulting decrease in our revenue. Furthermore, any negative media reports, whether substantiated or not, may adversely affect the demand for our biofuel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

Deterioration in European, United States and global credit and financial markets may have a material adverse impact on our liquidity, financial position and ability to operate our business.

The recent unprecedented deterioration in the European, United States and global credit and financial markets could negatively impact our ability to obtain financing to construct and operate our Malta facility.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

Our Malta facility production business is subject to various environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

European biofuel industries are highly dependent upon a myriad of legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

There are a number of European and Maltese laws, regulations and programs that have led to an increase in the supply and demand for biofuels, some of which provide significant economic incentives to biofuel producers and users.   These laws, regulations and programs are constantly changing.   The passage of new European and Maltese energy legislation, or the revocation or amendment of existing laws, regulations or programs related to biofuel and renewable fuels, could have a significant adverse effect on the biofuel industry in general and our business specifically. We cannot assure you that any of the laws, regulations or programs from which our business benefits will continue in the future or that these laws, regulations or programs will benefit us or benefit us more than our competitors.   The elimination or reduction of government subsidies and tax incentives could cause the cost of biofuel to increase to the point where it is not feasible to economically produce and market biofuel, which could require us to abandon our business plan and cease operations.

Our competitive position, financial position and results of operations may be adversely affected by technological advances.

The development and implementation of new technologies could result in the processes and procedures that we intend to use at our Malta facility becoming less efficient or obsolete, allow our competitors to produce biofuel at a lower cost than us, or cause the biofuel we produce to be of a lesser quality than the biofuel produced by our competitors.   Also, any advance in biofuel process technology could make our Malta facility less competitive, less efficient or obsolete, any of which could lower the revenue we would otherwise earn from our product sales.   We do not predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies.   In addition, advances in the development of alternatives to biofuel could significantly reduce demand or eliminate the need for biofuel.  Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for biofuel would have a material adverse effect on our results of operations and financial position.

Defects in the construction or performance of the Malta facility could result in a reduction in our revenues and profitability and in the value of your shares.

Although we intend to engage third party companies to construct our Malta facility, we do not believe we will receive any warranties with respect to materials and workmanship or assurances that the project will be capable of operating at its full design capacity. Defects in the construction or performance of the plant could occur and there is no assurance that we, our sub-contractors or anyone else that we contract with to construct the project would be able to correct all problems that arise.   If defects delay the construction or hinder the continued operation of the Malta facility, our business, financial condition and results of operations could be adversely affected.

Our directors and officers have limited experience in the construction and operation of a waste biomass to biofuel facility.

Our directors and officers have limited experience in raising large amounts of project finance related equity and debt capital, or building and operating the proposed Malta waste biomass to biofuel facility.   Although we expect to hire additional personnel and enter into agreements with contractors and consultants to assist us in constructing and operating the facility, there is no assurance that we will be able to hire employees or sign agreements satisfactory to us.   If our directors and officers are unable or find it difficult to manage our development and operations successfully, our ability to succeed as a business and the value of your shares will be adversely affected.

Our management will be subject to greater demands and we will incur increased costs as a result of being a public company, which could affect our profitability and operating results.  Our accounting, internal audit and other management systems and resources may not be adequately prepared for these demands.

We have not been responsible for the corporate governance and financial reporting practices and policies required of a public company.   Following the effectiveness of the registration statement of which this prospectus is a part, we will be a public reporting company in the United States subject to the information and reporting requirements of the Securities Exchange Act of 1934 and the compliance obligations of the Sarbanes-Oxley Act of 2002. As a public reporting company, we will incur significant legal, accounting, investor relations and other expenses. These significant expenses could affect our profitability and our results of operations.

Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for the successful management of our operations and execution of our business plan. We do not have employment agreements with our officers or other key personnel.   The loss of any of our officers could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Competition for qualified personnel in the biofuel industry is intense and we may be unable to hire and retain qualified managers and other key personnel.

Prior to commencement of commercial operations at our Malta facility, we will need to hire additional employees to manage and operate the plant.   Competition to attract and retain qualified employees is intense in the biofuel industry, and we expect that competition will continue or increase as a result of significant growth in the number of companies producing biofuel and other alternative fuels.   If we are unable to attract and retain key personnel, we may be unable to successfully execute our business plan and our financial condition and results of operation may be adversely affected.

It may be more difficult for us to retain or attract officers and directors due to the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934.  The enactment of the Sarbanes-Oxley Act of 2002 has led to a series of rules and regulations by the SEC that significantly increases the responsibilities and potential liabilities of directors and executive officers.   Because of the perceived increased personal risk associated with acting as an executive officer or director of a public company, we may be unable, or it may be significantly more expensive, to attract and retain qualified executive officers and directors.

Our directors and officers devote time to other ventures, which may adversely impact the time they can devote to our company and its operations.

Some of our officers and directors also serve as officers and/or directors of other companies, and they devote only that portion of their time, which, in their judgment and experience, is reasonably required for the management and operation of our company and our business.   Executive management may have conflicts of interest in allocating management time, services and functions among our company and any current and future ventures in which they are engaged.  If our officers and directors are unable to devote adequate time to manage our operations successfully, our potential to succeed as a business and the value of your shares may be adversely affected.

Our ability to operate depends on obtaining adequate financing to build and operate the Facility, and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The success of our business plan depends on our ability to build and operate the Facility in Malta. The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. We estimate that we will need a minimum of $80-90 million to successfully implement our business plans. As a result, we cannot assure you that adequate capital will be available to finance the building and operation of the Facility, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our future success is dependent, in part, on the performance and continued service of our Chief Executive Officer.

We are presently dependent to a great extent upon the experience, abilities and continued services of Serena B. Potash, our Chief Executive Officer. The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation. We do not intend on taking out key man insurance on Ms. Potash after the Closing Date.

If a public market develops for our common stock, the market price may be particularly volatile and you may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

If a public market for our common stock develops, it is likely to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.   Fluctuations in share price could be based on various factors in addition to those otherwise described in this prospectus, including:

•	Our operating performance and the performance of our competitors;
•	The public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	Changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	Variations in general economic conditions;
•	The number of shares to be publicly traded after this offering;
•	Actions of our existing shareholders, including sales of common stock by our directors and executive officers;

•	The arrival or departure of key personnel; and
•	Other developments affecting us, our industry or our competitors.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance and financial condition.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

There is presently no public market for our common stock.   If a public market for our shares develops in the future, many of our shareholders may, subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933 in the case of some shareholders, desire to sell their shares. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Future issuance of our Common Stock could dilute the interests of existing shareholders.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of Common Stock could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse affect on the market price of our Common Stock.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the Securities and Exchange Commission’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our shareholders may find it more difficult to sell their stock.

It is expected our Common Stock will be trading at less than $5.00 per share and is therefore subject to the SEC penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

We will have broad discretion over the use of the net proceeds to the company and may not use them effectively.

Our management will have broad discretion to use the net proceeds to the company for a variety of purposes, including, further development of our products and operations, working capital and general corporate purposes. We may spend or invest these proceeds in a way with which our shareholders disagree. Failure by our management to effectively use these funds could harm our business and financial condition. Until the net proceeds are used, they may be placed in investments that do not yield a favorable return to our investors, do not produce significant income or lose value.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.

We will incur increased costs as a public company which may affect our profitability.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations will significantly increase our legal and financial compliance costs and some activities will become more time-consuming and costly.  Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. Our executive offices are located at 56 Main Street, Monsey NY 10952. Our officers currently work from their homes and the Company does not pay any rent. The mailing address is a private address and is provided at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our common stock

Our common stock is currently quoted on the OTC Markets under the symbol BENH.  There has been limited trading in our common stock.

Record Holders

As of April 13, 2015 we had 70 shareholders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

On August 21, 2014 the Company entered into a Share Exchange / Merger Agreement, between Bio-En Holdings Corp f/k/a Olivia, Inc a Delaware corporation, Serena B. Potash (the Principal Shareholder) and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) we filed a certificate of merger in the State of Delaware whereby Bio-En Corp merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

In connection with the Share Exchange / Merger Agreement and our Chief Executive Officer and Director, Ms. Potash, the Agreement provided for; the cancellation by Ms. Potash of 6,024,625 shares of the Company’s common stock representing 84% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of Bio-En Corp at August 21, 2014 were exchanged for 28,980,000 shares of Bio-En Holdings Corp common stock.

For the period from January 6, 2014 to March 31, 2014, the Company issued 4,409,196 shares of common stock at $0.0001 per share for $441, for professional services.

On March 23, 2014 the Company issued 2,548,853 shares of common stock at $0.0001 per share for $255, as consideration to purchase license rights to develop and use patented intellectual property as described in note 3.

For the period between January 6, 2014 and March 31, 2014 the Company issued 23,041,951 shares of common stock to related parties at $0.0001 per share for $2,304 to related parties for services.

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock.  They were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2014 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

Bio-En Corp. was incorporated under the laws of the State of Delaware on January 6, 2014. The Company is in the development stage and is devoting substantially all of its efforts to the development of its business plan. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intends to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding of at least $80-90 million.  The Company’s fiscal year-end is December 31.

Plan of Operation

The Company intends to enter into an agreement with Applied Biofuels (Malta) Limited whereby all assets of Applied Biofuels (Malta) Limited shall be transferred to a new subsidiary (“Newco”), to be incorporated in Malta, which will be a wholly owned subsidiary of the Company. As of the date of this Report, no such formal agreement has been finalized. Company, is a project and plant development company in the business of producing and selling ethanol and butanol made from municipal solid waste and other cellulosic fiber.

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

Results of Operations

For the year ended December 31, 2014

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2014.

Our operating expenses from for the year ended December 31, 2014 were $226,681, resulting in a net loss of $226,681 for the same period. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $226,681 as of December 31, 2014, and a working capital deficit of $367,408 and stockholders’ deficit of $102,515 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2014 we had total assets of $266,391, total liabilities of $368,906, and stockholders’ deficit of $102,515.

Net cash used in our operating activities during the year ended December 31, 2014 was $20,760.

Net cash provided by financing activities in the year ended December 31, 2014 was $22,258. The net increase in cash provided by financing activities in 2014 resulted primarily from proceeds from a related party loan.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Royalty Expense

Royalties are calculated as the greater of 3% of gross revenues or $330,000. Royalties are payable within 30 days after the end of each calendar quarter. The first minimum royalty payment of $330,000 (including of VAT) is due 30 days after the first anniversary following the Company receiving initial project development funding, client contract or initiation of engineering and shall be due annually thereafter. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of sales.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in ASC Topic 275 Risks and Uncertainties, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has elected to early adopt these amendments and accordingly has not labelled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIO-EN HOLDINGS CORP

FINANCIAL STATEMENTS

For the year ended December 31, 2014

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-En Holdings Corp

We have audited the accompanying balance sheet of Bio-En Holdings Corp (“the Company”) as of December 31, 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-En Holdings Corp as of December 31, 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2014, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

April 5, 2015

BIO-EN HOLDINGS CORP

BALANCE SHEET

December 31 2014
$
ASSETS

Current assets:
Cash and cash equivalents	1,498
Total current assets	1,498

Purchased intangible assets, net	264,893

TOTAL ASSETS	266,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	53,353
Accounts payable – related party	7,500
Loans from related party	28,392
Other payable - related party	279,661
Total liabilities	368,906

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at December 31, 2014	3,235
Additional paid-in capital	120,931
Accumulated deficit	(226,681)
Total Stockholders’ Deficit	(102,515)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	266,391

The accompanying notes are an integral part of these financial statements.

F-3

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

For the year ended
December 31, 2014
$

Revenue	-

Operating expenses:
General and administrative expenses	226,681

Total operating expenses	(226,681)

Net loss	(226,681)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)

Weighted-average number of common shares outstanding	30,481,838

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS' DEFICIT

for the year ended December 31, 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
		$		$	$	$	$

Balance at January 1, 2014	-	-	9,394,604	939	(939)	-	-

Cancellation of common stock in reverse merger	-	-	(6,024,601)	(602)	764	-	162

Contributed capital - payment of expenses by officer	-	-	-	-	133,454	-	133,454

Issuance of common stock due to reverse merger	-	-	28,980,000	2,898	(12,348)	-	(9,450)

Loss for the year	-	-	-	-	-	(226,681)	(226,681)

Balance at December 31, 2014	-	-	32,350,003	3,235	120,931	(226,681)	(102,515)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

For the year ended
December 31, 2014
$
Cash Flows from Operating Activities

Net loss	(226,681)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	15,023
Common stock issued for services	441
Common stock issued for services - related party	2,304
Contributed capital - payment of expenses by officer	133,454

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	47,199
Accounts payable - related party	7,500

Net cash used in operating activities	(20,760)

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	60
Proceeds from loan with related party	22,198
Net cash provided by financing activities	22,258

Movement in cash and cash equivalents	1,498

Cash and cash equivalents at beginning of the year	-

Cash and cash equivalents at end of the year	1,498

Supplemental disclosure of cash flows information :
Partial payment for acquisition of Exclusive License Agreement paid in company's common stock	255

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

Effective August 21, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On August 21, 2014, Bio-En Corp merged with, and into Bio-En Holdings Corp (formerly Olivia Inc); with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014; each issued and outstanding share of common stock of Bio En Corp, was converted into one share of common stock in Bio-En Holding Corp.

The completion of the Share Exchange/Merger Agreement resulted in a change of control. The Share Exchange was accounted for as a reverse merger and recapitalization, with Bio En Corp regarded as the accounting acquirer, since Bio En Corp Shareholders collectively beneficially owned approximately 89.6% of the Common Stock immediately after the Exchange.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2014, the Company has a working capital deficit of $367,408, a net loss of $226,681 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, Plant and Equipment

The Company does not own any property, plant and equipment.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Accounts payable and accrued expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Royalty Expense

Royalties are calculated as the greater of 3% of gross revenues or $330,000. Royalties are payable within 30 days after the end of each calendar quarter. The first minimum royalty payment of $330,000 (including of VAT) is due 30 days after the first anniversary following the Company receiving initial project development funding, client contract or initiation of engineering and shall be due annually thereafter. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of sales.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise convertible compensation to employees.

Common stock equivalents totaling, 7,500 on December 31, 2014 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in 2014 and to do so would be anti-dilutive.

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

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

Recent Accounting Standards Updates

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in ASC Topic 275 Risks and Uncertainties, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has elected to early adopt these amendments and accordingly has not labelled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of December 31, 2014. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(15,023)	264,893	14.4
Total identifiable intangible assets	279,916	(15,023)	264,893

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including VAT) payable in cash.

During the year ended December 31, 2014 the Company performed an impairment review of its intangible asset. Undiscounted net cash flows expected to be generated by the asset were compared to the carrying value of the asset. The undiscounted net cash flows expected to be generated by the asset were greater than the carrying value of the asset, and as a result no impairment was recorded during the year ended December 31, 2014.

Amortization expense related to the purchased intangible assets was $15,023 during 2014. The estimated future amortization expense of purchased intangible assets as of December 31, 2013, is as follows:

Estimated Amortization Expense
$

2015	19,376
2016	19,376
2017	19,376
2018	19,376
2019	19,376
Thereafter	168,013
Total	264,893

NOTE 4 – LOAN FROM RELATED PARTY

December 31
2014
$

Loan from related party	28,392

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLE - RELATED PARTY

December 31
2014
$

License rights	279,661

The above payable arose from the acquisition of License Rights purchase from GeneSyst International, Inc a Delaware Corporation and licensor of exclusive rights to patents for the conversion of cellulose material into energy producing Ethanol. The above loan is unsecured, bears no interest and is repayable once the Company has raised $10,000,000.

NOTE 6 – STOCKHOLDER’S EQUITY

Merger

On August 21, 2014 the Company entered into a Share Exchange / Merger Agreement, between Bio-En Holdings Corp f/k/a Olivia, Inc a Delaware corporation, Serena B. Potash (the Principal Shareholder) and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) we filed a certificate of merger in the State of Delaware whereby Bio-En Corp merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

In connection with the Share Exchange / Merger Agreement and our Chief Executive Officer and Director, Ms. Potash, the Agreement provided for; the cancellation by Ms. Potash of 6,024,625 shares of the Company’s common stock representing 84% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of Bio-En Corp at August 21, 2014 were exchanged for 28,980,000 shares of Bio-En Holdings Corp common stock.

Common Stock

For the period from January 6, 2014 to March 31, 2014, the Company issued 4,409,196 shares of common stock at $0.0001 per share for $441, for professional services.

On March 23, 2014 the Company issued 2,548,853 shares of common stock at $0.0001 per share for $255, as consideration to purchase license rights to develop and use patented intellectual property as described in note 3.

For the period between January 6, 2014 and March 31, 2014 the Company issued 23,041,951 shares of common stock to related parties at $0.0001 per share for $2,304 to related parties for services.

Additional Paid-in Capital

For the year ended December 31, 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital.

Cancellation of Shares

On August 21, 2014, the Company entered into a Share Exchange and Merger Agreement with Bio-En Holdings Corp, a Delaware Corporation. Pursuant to the agreement the principal shareholder of Bio-En Holdings Corp owning an aggregate of 7,894,625 shares of Bio-En Holding Corp common stock, agreed to cancel 6,024,601 of their shares. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 7 – INCOME TAXES

The provision / (benefit) for income taxes for the year ended December 31, 2014 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

December 31
2014
$

Deferred tax assets:
Pre-tax loss as reported	(226,681)
U.S. statutory tax rate	34%
Expected tax expense (benefit)	77,072
Total deferred tax assets	77,072
Less: Valuation allowance	(77,072)
Net deferred tax assets	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2014, the Company had approximately $226,681 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 8– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
GeneSyst International Inc	- Related company shareholder

December 31
2014
$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party - director	28,392
From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - Directors	7,500
On December 1, 2014, the Company entered into a director service agreement. With Serena B. Potash, Chairman of the Board/Director, Geoffrey McLaren, Director and Joseph Micalle, Director. The Company will pay each Director $30,000 per calendar year, payable in equal payments on the first day of each calendar quarter. In lieu of the Directors taking quarterly fee in cash, the Corporation may, at the election of the Directors, pay the Directors in shares of the common stock. The conversion price of each issuance is calculated by the average of the closing prices per share of the Corporations’ common stock on the five consecutive trading days ending on the trading day immediately preceding end of the calendar quarter discounted by 30%.

For the year ended December 31, 2014, no shares were issued and the Company recorded accrued compensation of $7,500 for the month of December for three Directors at $2,500 each.

Other payable - GeneSyst	279,661
On March 23, 2014 the Company purchased license rights from GeneSyst International Inc for $330,000, more fully described in note 5.

Income Statement:
Compensation expense - Directors	7,500
Directors' compensation expense consists of monthly salary of $2,500 per director.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing transactions in 2014 included the issuance of common stock with a fair value of $255. Issuance was in accordance with the Company's Exclusive License Agreement in Malta, which included an initial partial payment equal to 10% of the Company's common stock.

NOTE 10 – COMMITMENTS

Independent Contractor Consulting Agreement

The Company entered into a Consulting Agreement on March 23, 2014 with GeneSyst International Inc, to provide Technical Support Services in the field of gravity pressure vessel application and related matters.

The Company agreed to retain the GeneSyst to work as its independent contractor for a minimum annual retainer fee of $150,000. Consulting services commence upon the successful raising of $10,000,000 and commencement of construction of a bio-mass to energy facility on the Island of Malta.

NOTE 11 – SUBSEQUENT EVENTS

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors And Executive Officers

The following table sets forth the names and ages of all of our directors, executive officers and key employees; and all positions and offices held as of the date of this Report. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Serena B. Potash	59	President, Chairman of the Board of Directors
Bruce Minsky	51	Corporate Secretary
Peter Hurrell	65	Vice President
Geoffrey Maclaran	64	Director
Joseph Micallef	59	Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Serena B. Potash, 59, President and Chairman of the Board of Directors

Serena B. Potash is the President and member of the Board of Directors of the Company. She has over 25 years’ experience as a business consultant. She was cofounder of JIF, an investment/development advisory service with links to venture capitalist groups, investment bankers, underwriters and other business service providers. Ms. Potash focuses on existing and new Bio-tech companies, assisting them with commercialization issues, business and marketing strategies, company structuring and management staffing.

Bruce Minsky, 51, Corporate Secretary

Bruce W. Minsky, Company’s Corporate Secretary, is a graduate of Boston University (B.A., 1985), Southwestern University School of Law (J.D., 1988), and Boston University – Morin Center for Banking Law Studies (LLM in American Banking, 1989). Mr. Minsky is the managing partner of Law Offices of Bruce W. Minsky, P.C., a private law firm specializing in individual business/in-house legal counseling. Prior to the Law Offices of Bruce W. Minsky, P.C., Mr. Minsky was Vice-President/House Counsel for Banco Popular North America, a multi-billion dollar domestic bank, from 1991 to 2004, and a trial/litigation/appellate associate of business matters at Quirk & Bakalor, P.C. from 1989 to 2001. Mr. Minsky has years of experience in the gamut of legal services ranging from Consumer/Commercial finance products/services, Corporate Governance, Real Estate, Business/Portfolio transactions, as well as acquisitions matters, to Advertising, Technology, Marketing, Labor, SEC, Finance and Tax scenarios, along with an array of Operational, Compliance and Regulatory oversights. Mr. Minsky is currently a Trustee of the Village of New Hempstead, a board member of Kehillat New Hempstead, and board member of ASHAR.

Peter Hurrell, 65, Vice President

Peter Hurrell is a member of the Board of Directors of the Company. He has profound Civil Engineering and Construction experience devoted to Waste Water Treatment, Sewage Sludge Treatment Design and Construction works. Over the last five years, Mr. Hurrel has been employed by Genesis International. He has worked in Bahrain, Dubai, UK, Ireland and Malta and is technical Advisor in the Far East on proposals for treating sludge and municipal wastes for Pacific Rim countries. As the Technical Director Peter brings the skills and experience from working in a similar process facility for Sludge Treatment in Apeldoorn in the Netherlands. He has developed major interests in Non-Adversarial Contractual Relationships and Value Management and Engineering and Sustainable Construction.

Geoffrey Maclaran, 64, Director

Geoffrey Maclaran is a member of the Board of Directors of the Company. Mr. Maclaran worked as a Senior Engineer for Monk & Company and a Project Manager for Daniel Pipelines. He was Project Manager OBG Limited as a Contracts Director and Managing Director for Maclaran Construction and Maclaran Services. He is Managing Director of ReUse Limited and a Director for Peel Facilities. Peel with ReUse, offers to share with Developers or Commercial Businesses, from onsite effluent treatment for the reuse of grey water to sourcing alternative “environmentally friendly” energy from waste to power or BioEthanol to maximize on site services assets that are non-carbon emitting. Mr. McLaren has helped the company redefine its approach to the European Union and its Programmes and Procedures for development in Converting Biomass derived from Wastes and Non-Food sources to Ethanol. Mr. McLaren has been employed by Genesis UK for the past five years.

Joseph Micallef, 59, Director

Joseph Micallef, a member of the Board of Directors of the Company, is based in Malta and has over 25 years of Senior Projects Management experience including Chairman of Research & Business with a major construction company. He has also served a term as President of the Federation of Building Contractors. Apart from local contracts, Mr. Micallef has worked overseas on major projects from Libya to Saudi Arabia and Iraq. For the past five years, he has been the general manager of ATTRD Construction Company.

Committees

The board of directors has no standing committees.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2014, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year (1)	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Serena B. Potash, President	2014	$2,500	$0	$0	$0	$2,500
	2013	$-	$-	$-	$-	$-

Bruce Minsky, Secretary	2014	$0	$0	$0	$0	$0
	2013	$-	$-	$-	$-	$-

Peter Hurrell, Vice President	2014	$0	$0	$0	$0	$0
	2013	$-	$-	$-	$-	$-

(1)	Company was incorporated on January 6, 2014.

Employment Agreements

As of the date of this Report, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers are a party in connection with their appointments as officers of the Company.

Option Plan

There are no stock option plans or common shares set aside for any stock option plan.

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2014. From inception through December 31, 2014, we have not paid any compensation to our officers.

As of December 31, 2014, we had no employment agreements with any of our executive officers or employees.

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

Compensation of Directors

On December 1, 2014, the Company entered into a director service agreement with Serena B. Potash, Geoffrey Maclaran and Joseph Micallef. The Company will pay each director $30,000 per calendar year, payable in equal payments on the first day of each calendar quarter. In lieu of the Directors receiving quarterly fees in cash, the Company may, at the election of the Directors, pay the Directors in shares of the Company’s common stock. The conversion price of each issuance is calculated by the average of the closing price per share of the Company’s common stock on the five consecutive days trading days ending on the trading day immediately preceding end of the quarter discounted by 30%.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 31, 2015.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of our registration statement, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	13.68%
Genesyst International Inc.	2,548,853	7.88%
Directors and Executive Officers
Serena B. Potash (5)	6,294,118	19.46%
Bruce Minsky	0	0%
Peter Hurrell	3,563,740	11.02%
Geoffrey Maclaran	3,563,740	11.02%
Joseph Micallef	3,563,740	11.02%

All directors and officers as a group (5 people)		52.5%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 56 Main Street, Monsey NY 10952.
(2)	Applicable percentages are based on 32,350,003 shares outstanding as of April 8, 2015, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.
(4)	Genesyst International Inc. has 2,262,657 shares outstanding. Of these, 727,040 are held by Eau-Viron, Inc., 474,541 shares are held by James A. Titmas, 149,504 shares are held by Susan Tomchi, and 106,386 are held by David Shriber.
(5)	Includes: (1) 1,870,000 shares of Common Stock held by Serena B. Potash; and (2) 4,424,118 shares held by Applied Bio-Fuels Limited.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company

Equity Compensation Plan Information

None.

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

On September 10, 2014, Company closed on a merger and share exchange agreement, dated August 21, 2014, by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“BEC”) and (iii) Serena B. Potash. Ms. Potash is an officer and director of BEC. Prior to the merger, Ms. Potash, a then officer and director, was the majority shareholder of Company. Prior to the Merger, Ms. Potash was also an officer, sole director, and a shareholder of Company. Pursuant to the Merger Agreement, BEC merged with and into Company, with Company to continue as the surviving corporation in the Merger, and Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En. Ms. Potash continues to be an officer, director, and shareholder of BEC.

For the year ended December 31, 2104, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2014(1)
Audit Fees		$7,450
Audit Related Fees	$
Tax Fees		—
All Other Fees	$

Notes:

(1)	For the year ended December 31, 2014, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)
3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp, filed April 1, 2014. (1).
3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)
3.4	Amended and Restated Bylaws of Bio-En Holdings Corp (1)
10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp and Serena B. Potash (1)
10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp and GeneSyst International, Inc. (1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Incorporated by reference as an exhibit to our Form 8-k filed with the SEC on September 11, 2014.
(2)	Incorporated by reference as an exhibit to our Registration Statement on Form s-1 filed with the SEC on February 13, 2013.

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

Bio-En Holdings Corp (Registrant)

By:	s/ Serena B. Potash
Name: Serena B. Potash
Title: President, (Duly authorized. Principal Executive Officer and Principal Financial Officer)

Dated: April 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Serena B. Potash
Name: Serena B. Potash
Title: President, (Duly authorized. Principal Executive Officer and Principal Financial Officer, Chairman of the Board of Directors)

Dated: April 13, 2015

By:	/s/ Joseph Micallef
Name: Joseph Micallef
Title: Director

Dated: April 13, 2015

By:	/s/ Geoffrey Maclaran
Name: Geoffrey Maclaran
Title: Director

Dated: April 13, 2015

