Form 10-Q
period 2015-03-31
Bio-En Holdings Corp.
filed 2015-05-15
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company	☐	Small Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2015, there were 32,350,003 shares of common stock issued and outstanding.

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

3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2015

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

	March 31, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,438	1,498
Total current assets	1,438	1,498

Purchased Intangible Assets	260,049	264,893

TOTAL ASSETS	261,487	266,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	74,038	53,353
Accounts payable – related party	30,000	7,500
Loans from related parties	28,392	28,392
Other payable – related party	279,661	279,661
Total Liabilities	412,091	368,906

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,235	3,235
Additional Paid-in Capital	120,931	120,931
Accumulated deficit	(274,770)	(226,681)

Total Stockholders’ Deficit	(150,604)	(102,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	261,487	266,391

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollar)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses	48,089	67,407

Total operating expenses	(48,089)	(67,407)

Net loss	(48,089)	(67,407)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	32,350,003	9,394,609

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net loss	(48,089)	(67,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	4,844	425
Common stock issued for services	-	696
Common stock issued for services - related parties	-	2,304
Contributed capital - payment of expenses by officer	-	40,922

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	20,685	23,060
Accounts payable – related party	22,500	-

Net cash used in operating activities	(60)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Decrease in cash and cash equivalents	(60)	-

Cash and cash equivalents at beginning of the period	1,498	-

Cash and cash equivalents at end of the period	1,438	-

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia Inc.) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company is planning, designing and executing agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta.

Effective August 21, 2014, the Company filed with the State of Delaware a Certificate of Amendment to its Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On August 21, 2014, Bio-En Corp merged with, and into Bio-En Holdings Corp (formerly Olivia Inc.); with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014; each issued and outstanding share of common stock of Bio En Corp, was converted into one share of common stock in Bio-En Holdings Corp.

The completion of the Share Exchange/Merger Agreement resulted in a change of control. The Share Exchange was accounted for as a reverse merger and recapitalization, with Bio-En Corp regarded as the accounting acquirer, since Bio En Corp Shareholders collectively beneficially owned approximately 89.6% of the Common Stock immediately after the Exchange.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the period ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

Functional and Reporting Currency

The Company's reporting currency is the U.S. dollar. The Company’s functional currency is the Euro. The functional currency for its energy projects is the Euro because Malta, an EU member state is the primary economic environment in which the Company conducts its operations. Assets and liabilities of the Malta project are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on March 31, 2015 (USD 1 = EUR 0.82575).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2015, the Company has a working capital deficit of $410,653 and a loss from operations of $48,089 and an accumulated deficit of $274,770 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Property, Plant and Equipment—net and Construction Work in Progress

The Company does not own any property, plant and equipment and has not commenced development or construction of its planned renewable energy assets.

Property, plant and equipment will consist primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations and transmission lines. Property, plant and equipment, excluding land, is recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 30 years, commencing on the date the assets are placed in service. Maintenance and repairs of property, plant and equipment are charged to operations and maintenance expense, as incurred.

Construction work in progress includes construction materials, turbine generators, solar panel assemblies and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Upon commencement of plant operations, costs associated with construction work in progress are transferred to property, plant and equipment—net.

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

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

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

Common stock equivalents totaling, 30,000 on March 31, 2015 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2015 and to do so would be anti-dilutive.

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

-Level 3:            Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

Recent Accounting Standards Updates

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows. The standard is effective beginning January 1, 2017. The Company is currently evaluating the effect the adoption of this standard will have, if any, on its financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

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

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements will have a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of March 31, 2015. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(19,867)	260,049	14.4
Total identifiable intangible assets	279,916	(19,867)	260,049

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $4,844 during three months ended March 31, 2015.

The estimated future amortization expense of purchased intangible assets as of March 31, 2015, is as follows:

Estimated Amortization Expense
$

Remaining nine months of 2015	14,532
2016	19,376
2017	19,376
2018	19,376
2019	19,376
Thereafter	168,013
Total	260,049

NOTE 4 – LOAN FROM RELATED PARTY

	March 31	December 31
	2015	2014
	$	$

Loan from related party	28,392	28,392

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Merger

On August 21, 2014 the Company entered into a Share Exchange / Merger Agreement, between Bio-En Holdings Corp f/k/a Olivia, Inc. a Delaware corporation, Serena B. Potash (the Principal Shareholder) and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) we filed a certificate of merger in the State of Delaware whereby Bio-En Corp merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

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

Additional Paid-in Capital

During 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital.

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2015 and December 31, 2014 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31	December 31
	2015	2014
	$	$
Deferred tax assets:
Pre-tax loss as reported	48,089	67,407
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	16,350	28,397
Total deferred tax assets	16,350	28,397
Less: Valuation allowance	(16,350)	(28,397)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2015, the Company had approximately $274,770 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
GeneSyst International Inc.	- Common ownership

	March 31	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	28,392	28,392
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable	30,000	7,500
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

Other payable	279,661	279,661
On March 23, 2014 the Company purchased license rights from GeneSyst International Inc. for $330,000, more fully described in note 5.

Income Statement:
Compensation expense	22,500	7,500
Directors' compensation expense consists of monthly salary of $2,500 per director.

NOTE 8 – COMMITMENTS

Independent Contractor Consulting Agreement

The Company entered into a Consulting Agreement on March 23, 2014 with GeneSyst International Inc., to provide Technical Support Services in the field of gravity pressure vessel application and related matters.

The Company agreed to retain the GeneSyst International Inc. to work as its independent contractor for a minimum annual retainer fee of $150,000. Consulting services commence upon the successful raising of $10,000,000 and commencement of construction of a bio-mass to energy facility on the Island of Malta.

Payment of 3% royalties on gross revenues

An initial payment of $300,000 is due 30 days after the Company receives initial project development funding, customer contract or initiation of engineering and shall be due annually thereafter. Royalties are calculated as the greater of $300,000 or 3% of gross revenues, annually.

NOTE 9 – SUBSEQUENT EVENTS

During May 2015, the Company appointed Mr. Ossie Weitzman as the Company's new Chief Financial Officer.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended March 31, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

On September 10, 2014 (the “Closing Date”), Bio-En Holdings Corp. (the “Company” or “BHC”) closed on a Share Exchange/Merger Agreement, dated August 21, 2014, (the “Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director of BHC and the majority shareholder of BHC. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into BHC, with BHC to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and BHC succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was March 31, the Company’s fiscal year-end remains December 31.

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

The Company is devoting substantially all of its efforts to the development of its business plan, which is pursuing a business of producing and selling ethanol and butanol made from municipal solid waste and other cellulosic fiber. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intends to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding of at least $80-90 million.

The Company intends to enter into an agreement with Applied Biofuels (Malta) Limited whereby all assets of Applied Biofuels (Malta) Limited shall be transferred to a new subsidiary (“Newco”), to be incorporated in Malta, which will be a wholly owned subsidiary of the Company. As of the date of this Report, no such formal agreement has been finalized.

We expect the planning, design, engineering and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). As of the date of this Report, no such formal agreements have been finalized. The Facility is expected to ill be built on the Island of Malta and is anticipated be fully operational by the end of the 4th quarter of 2016.

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

Results of Operations

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$-	$-
Total operating expenses	48,089	67,407
Net loss	$48,089	$67,407

For the three months ended March 31, 2015 and 2014

Revenues

We did not generate any revenues during the three months ended March 31, 2015 and 2014.

Operating Expenses

We incurred total operating expenses of $48,089 and $67,407 for the three months ended March 31, 2015 and 2014, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2015 and 2014, we incurred a net loss of $48,089 and $67,407, respectively, a decrease of $19,318. This decrease was mainly due to a decrease in legal and consulting fees. As we did not generate any revenues during the three months ended March 31, 2015, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at March 31, 2015, the Company has a working capital deficit of $397,708, a net loss of $48,089 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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
Date: May 15, 2015
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

