Form 10-Q
period 2015-06-30
Bio-En Holdings Corp.
filed 2015-08-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2015, there were 32,350,003 shares of common stock issued and outstanding.

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

3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the six months period ended June 30, 2015

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

	June 30, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,388	1,498
Total current assets	1,388	1,498

Purchased Intangible Assets	255,205	264,893

TOTAL ASSETS	256,593	266,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	90,539	53,353
Accounts payable – related party	56,500	7,500
Loans from related parties	28,392	28,392
Other payable – related party	279,661	279,661
Total Liabilities	455,092	368,906

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,235	3,235
Additional Paid-in Capital	120,931	120,931
Accumulated deficit	(322,665)	(226,681)

Total Stockholders’ Deficit	(198,499)	(102,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	256,593	266,391

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	$	$

Revenue	-	-

Operating expenses :
General and administrative expenses
Amortization expense	9,688		4,844	-
Directors' compensation	49,000	-	26,500	-
Consulting fees	-		-	-
Filing fees	2,112	3,312	2,013	494
Other costs	9,982	298	3,836	-
Professional fees:-
- Accounting	4,000		-	-
- Auditing	-	-	-	-
- Legal fees	21,202	17,055	10,702	9,200

Total operating expenses	(95,984)	(20,665)	(47,895)	(9,694)

Net loss	(95,984)	(20,665)	(47,895)	(9,694)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding	32,350,003	9,394,604	32,350,003	9,394,609

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net loss	(95,984)	(20,665)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	9,688
Common stock issued for services	-
Common stock issued for services - related parties	-
Contributed capital - payment of expenses by officer	-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	37,186	589
Accounts payable – related party	49,000	(8,904)

Net cash used in operating activities	(110)	(28,980)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	(3,604)

Decrease in cash and cash equivalents	(110)	(32,584)

Cash and cash equivalents at beginning of the period	1,498	32,584

Cash and cash equivalents at end of the period	1,388	-

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION

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

On August 21, 2014, Bio-En Corp merged with, and into Bio-En Holdings Corp (formerly Olivia Inc.), with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014 and each issued and outstanding share of common stock of Bio En Corp was converted into one share of common stock in Bio-En Holdings Corp.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the period ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on June 30, 2015 (USD 1 = EUR 0.914).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2015, the Company has a working capital deficit of $453,748 and a loss from operations of $95,984 and an accumulated deficit of $322,665 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Common stock equivalents totaling, 30,000 on June 30, 2015 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first six months of 2015 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of June 30, 2015. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(24,711)	255,205	14.4
Total identifiable intangible assets	279,916	(24,711)	255,205

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $9,688 during six months ended June 30, 2015.

The estimated future amortization expense of purchased intangible assets as of June 30, 2015, is as follows:

Estimated Amortization Expense
$

Remaining six months of 2015	9,688
2016	19,376
2017	19,376
2018	19,376
2019	19,376
Thereafter	168,013
Total	255,205

NOTE 4 – LOAN FROM RELATED PARTY

	June 30	December 31
	2015	2014
	$	$

Loan from related party	28,392	28,392

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

In connection with the Share Exchange / Merger Agreement and our Chief Executive Officer and Director, Ms. Potash, the Agreement provided for the cancellation by Ms. Potash of 6,024,625 shares of the Company’s common stock representing 84% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of Bio-En Corp at August 21, 2014 were exchanged for 28,980,000 shares of Bio-En Holdings Corp common stock.

Common Stock

For the period from January 6, 2014 to June 30, 2014, the Company issued 4,409,196 shares of common stock at $0.0001 per share for $441, for professional services.

On March 23, 2014 the Company issued 2,548,853 shares of common stock at $0.0001 per share for $255, as consideration to purchase license rights to develop and use patented intellectual property as described in note 3.

For the period between January 6, 2014 and June 30, 2014 the Company issued 23,041,951 shares of common stock to related parties at $0.0001 per share for $2,304 to related parties for services.

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended June 30, 2015 and December 31, 2014 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30	December 31
	2015	2014
	$	$
Deferred tax assets:
Pre-tax loss as reported	95,984	67,407
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	32,635	28,397
Total deferred tax assets	32,635	28,397
Less: Valuation allowance	(32,635)	(28,397)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2015, the Company had approximately $274,770 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Ossie Weitzman	- Director
GeneSyst International Inc.	- Common ownership

	June 30	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	28,392	28,392
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable	56,500	7,500
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

Other payable	279,661	279,661
On March 23, 2014 the Company purchased license rights from GeneSyst International Inc. for $330,000, more fully described in note 3.

Income Statement:
Compensation expense	49,000	7,500
Directors' compensation expense consists of monthly salary of $2,500 per director.

NOTE 8 – COMMITMENTS

Independent Contractor Consulting Agreement

The Company entered into a Consulting Agreement on March 23, 2014 with GeneSyst International Inc., to provide Technical Support Services in the field of gravity pressure vessel application and related matters.

The Company agreed to retain GeneSyst International Inc. to work as its independent contractor for a minimum annual retainer fee of $150,000. Consulting services commence upon the successful raising of $10,000,000 and commencement of construction of a bio-mass to energy facility on the Island of Malta.

Payment of 3% royalties on gross revenues

An initial payment of $330,000 (including of VAT) is due 30 days after the first anniversary following the Company receiving initial project development funding, customer contract or initiation of engineering and shall be due annually thereafter. Royalties are calculated as the greater of $330,000 or 3% of gross revenues, annually.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended June 30, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

On September 10, 2014 (the “Closing Date”), Bio-En Holdings Corp. (the “Company” or “BHC”) closed on a Share Exchange/Merger Agreement, dated August 21, 2014, (the “Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director of BHC and the majority shareholder of BHC. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into BHC, with BHC to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and BHC succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was June 30, the Company’s fiscal year-end remains December 31.

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

We expect finalize the planning, design, engineering and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). As of the date of this Report, no such formal agreements have been finalized. The Facility is expected to be built on the Island of Malta and is anticipated to be fully operational by the end of 2017.

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

Results of Operations

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$-	$-
Total operating expenses	95,984	67,407
Net loss	$95,984	67,407

For the three months ended June 30, 2015 and 2014

Revenues

We are still in our development stage and did not generate any revenues during the three months ended June 30, 2015 and 2014.

Operating Expenses

We incurred total operating expenses of $47,895 and $9,694 for the three months ended June 30, 2015 and 2014, respectively, an increase of $38,201. This increase was mainly due to an increase in professional fees.

Net Loss

During the three months ended June 30, 2015 and 2014, we incurred a net loss of $47,895 and $9,694, respectively, an increase of $38,201. This increase was mainly due to an increase in professional fees.

For the six months ended June 30, 2015 and 2014

Revenues

We did not generate any revenues during the six months ended June 30, 2015 and 2014.

Operating Expenses

We incurred total operating expenses of $95,984 and $67,407 for the six months ended June 30, 2015 and 2014, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2015 and 2014, we incurred a net loss of $95,984 and $67,407, respectively, an increase of $28,577. This increase was mainly due to an increase in directors, legal and consulting fees. As we did not generate any revenues during the six months ended June 30, 2015, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at June 30, 2015, the Company has a working capital deficit of $453,748, a net loss of $95,984 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: August 14, 2015
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer

Date: August 14, 2015
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

