Form 10-Q
period 2015-09-30
Bio-En Holdings Corp.
filed 2015-11-09
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, there were 32,350,003 shares of common stock issued and outstanding.

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

3

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the nine months period ended September 30, 2015

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

	September 30, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,346	1,498
Total current assets	1,346	1,498

Purchased Intangible Assets	250,361	264,893

TOTAL ASSETS	251,707	266,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	96,784	53,353
Accounts payable – related party	91,500	7,500
Loans from related parties	45,827	28,392
Other payable – related party	279,661	279,661
Total Liabilities	513,772	368,906

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at September 30, 2015 and December 31, 2014	3,235	3,235
Additional Paid-in Capital	120,931	120,931
Accumulated deficit	(386,231)	(226,681)

Total Stockholders’ Deficit	(262,065)	(102,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	251,707	266,391

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	$	$

Revenue	-	-

Operating expenses :
General and administrative expenses
Amortization expense	14,532		4,844	-
Directors' compensation	84,000		35,000	-
Consulting fees		38,000		-
Filing fees	7,817	6,218	5,706	5,695
Other costs	11,130	4,510	1,148	4,387
Professional fees:-
- Accounting	4,000	32,500	0	14,000
- Auditing	4,000		4,000
- Legal fees	34,071	91,209	12,869	34,825

Total operating expenses	(159,550)	(172,437)	(63,567)	(58,907)

Net loss	(159,550)	(172,437)	(63,567)	(58,907)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding	32,350,003	9,394,604	32,350,003	9,394,609

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net loss	(159,550)	(172,437)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	14,532
Common stock issued for services	-	696
Common stock issued for services - related parties	-	2,304
Contributed capital - payment of expenses by officer	-	133,616

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	43,431	35,647
Accounts payable – related parties	101,435	-

Net cash used in operating activities	(152)	(174)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	1,734

Decrease in cash and cash equivalents	(152)	1,560

Cash and cash equivalents at beginning of the period	1,498	-

Cash and cash equivalents at end of the period	1,346	1,560

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Nine Months ended September 30, 2015

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the period ended September 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on September 30, 2015 (USD 1 = EUR 0.892).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has a working capital deficit of $512,426 and a loss from operations of $159,550 and an accumulated deficit of $386,231 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Common stock equivalents totaling, 30,000 on September 30, 2015 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first nine months of 2015 and to do so would be anti-dilutive.

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

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of September 30, 2015. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(29,555)	250,361	14.4
Total identifiable intangible assets	279,916	(29,555)	250,361

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $14,532 during nine months ended September 30, 2015.

The estimated future amortization expense of purchased intangible assets as of September 30, 2015, is as follows:

Estimated Amortization Expense
$

Remaining three months of 2015	4,844
2016	19,376
2017	19,376
2018	19,376
2019	19,376
Thereafter	168,013
Total	250,361

NOTE 4 – LOAN FROM RELATED PARTY

	September 30	December 31
	2015	2014
	$	$

Loan from related party	45,827	28,392

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended September 30, 2015 and December 31, 2014 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30	December 31
	2015	2014
	$	$
Deferred tax assets:
Pre-tax loss as reported	159,550	67,407
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	54,247	28,397
Total deferred tax assets	54,247	28,397
Less: Valuation allowance	(54,247)	(28,397)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2015, the Company had approximately $274,770 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Ossie Weitzman	- Director
GeneSyst International Inc.	- Common ownership

	September 30	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	45,827	28,392
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable	91,500	7,500
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

Other payable	279,661	279,661
On March 23, 2014 the Company purchased license rights from GeneSyst International Inc. for $330,000, more fully described in note 3.

Income Statement:
Compensation expense	84,000	7,500
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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

We expect to finalize the planning, design, engineering and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). As of the date of this Report, no such formal agreements have been finalized. The Facility is expected to be built on the Island of Malta and is anticipated to be fully operational by the end of 2017.

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

Results of Operations

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$-	$-	$-	$-
Total operating expenses	63,537	58,907	159,550	172,437
Net loss	$63,537	$58,907	$159,550	$172,437

For the three months ended September 30, 2015 and 2014

Revenues

We are still in our development stage and did not generate any revenues during the three months ended September 30, 2015 and 2014.

Operating Expenses

We incurred total operating expenses of $63,537 and $58,907 for the three months ended September 30, 2015 and 2014, respectively, an increase of $4,630.

Net Loss

During the three months ended September 30, 2015 and 2014, we incurred a net loss of $63,537 and $58,907 respectively, an increase of $4,630. This increase was mainly due to an increase in professional fees.

For the nine months ended September 30, 2015 and 2014

Revenues

We did not generate any revenues during the nine months ended September 30, 2015 and 2014.

Operating Expenses

We incurred total operating expenses of $159,550 and $172,437 for the nine months ended September 30, 2015 and 2014, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the nine months ended September 30, 2015 and 2014, we incurred a net loss of $159,550 and $172,437, respectively, a decrease of $12,887. As we did not generate any revenues during the nine months ended September 30, 2015, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at September 30, 2015, the Company has a working capital deficit of $453,748, a net loss of $159,550 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on their evaluation have concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIO-EN HOLDINGS CORP.
Date: November 9, 2015
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: November 9, 2015
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

