Form 10-K
period 2015-12-31
Bio-En Holdings Corp.
filed 2016-03-30
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As March 29, 2016 there were 32,350,003 shares of common stock issued and outstanding.

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

We have planned, designed, engineered and prepared agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (the “Facility”). The Facility will be built on the Island of Malta and is anticipated to be fully operational by 18-24 months from full funding and therefore no earlier than the end of the 4th quarter of 2017.

The Facility will combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol.

The Company has so far not been successful in obtaining the full funding required to establish the Facility.

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

Plan of Operation

The Company has received correspondence from Malta Enterprise, the governing body in Malta overseeing projects for the government indicating the Company has been given a green light to design, build and operate a facility to convert municipal solid waste and other forms of cellulosic biomass to ethanol subject to requirements established by Malta Enterprises and the government of Malta, as well as other intended governments (“Facility”). The Facility should be fully operational within 18-24 months of full funding.

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

The Company intends to take advantage of the worldwide burgeoning demand for Biofuels, thus adding value to the Company and high returns for the Company’s investors by integrating world-class technology matched to a project for the conversion of solid waste feedstock (“MSW”) and other cellulosic feedstock into fuel grade ethanol and other Biofuel.

The Company’s use of patented Gravity Pressure Vessel (“GPV”) technology will demonstrate its leadership in setting the standard for best practicable waste conversion to fungible Ethanol and other Biofuels for the world market in an environmentally friendly manner.

The Company believes that its Malta project could be the future standard used to measure all projects of this type and would likely lead to additional projects in other parts of the world.

Intellectual Property

Company, as a first step in achieving its business plan, assumed the license agreement (the “License Agreement”) with GeneSyst International, Inc. (“GeneSyst”), the exclusive licensing agent for a portfolio of patents including the Gravity Pressure Vessels and supporting appurtenances. The license and patents are issued by political boundary, with exclusive rights defined by the physical location of the Facility. There are no restrictions on source of materials or marketing of products. Pursuant to the Merger, the Company has assumed the rights and responsibilities under the License Agreement.

The License Agreement calls for a fee of 3% of income, but not less than $330,000 per year. After the initial payment, alternate one-time payment plans are available. Supporting services are available by separate arrangement coincident with the License Agreement. As new patents are developed, they are automatically added to the patent portfolio without additional charge.

The License Agreement runs for the life of the most recently issued patent, which is twenty years from the original filing date. Quality control matters are built into the License Agreement.

A list of granted patents pertaining to the Company’s business is included in the License Agreement. The most applicable and flexible patent being US 8496754, which patent has been approved in the EU awaiting publishing. Another which has several advantages has been disclosed to the patent attorneys and in the application process. For further patent detail please see United States Patent No. US 8,496,754 B2 Titmas Date of Patent: Jul.30, 2013

The foregoing descriptions of the terms of the License Agreement are qualified in their entirety by reference to the provisions of the License Agreement filed as Exhibit 10.2 to this the Company’s 2015 10-K, which was filed on April 13, 2015 and which is incorporated by reference herein.

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

The Company plans to build a Biofuels and Ethanol production facility that will have an initial capacity to take in a mixture of raw materials amounting to 370,000 wet metric tons of Biomass per year. In addition, the Company has reached a preliminary understanding with the Maltese Government to take into the planned Malta Facility a major portion of the MSW that is generated by Malta and Gozo. The gross annual amount is approximately 250,000 metric tons, and the Company will become the only Government contractor employed to receive this MSW supply for processing and treatment. The plant is designed to meet the requirements for Zero Waste Back to Landfill.

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

An Electrical Generation set will be installed on site as part of the Facility. This will allow the Facility to operate independently of the Malta Electrical Grid. The Facility may use residual heat and by-products, such as Methane and a CHP plant, to provide the power needed for the plant to operate. The Facility will be a net producer of heat energy that can be converted to electricity and sold to local users.

All the Biomass contained within the process facility, or any further materials produced during the production process would be non-toxic, and can be reused or incorporated into construction materials and pavement foundations for roads.

Production

The quantity of Bio-fuel or Ethanol produced will vary according to the type and source of Biomass. The estimated range is from 550 liters per dry metric ton from pure cotton, 400 to 450 liters per dry metric ton of recovered paper and wood, 300 to 350 liters per dry metric ton from green waste in parks and gardens and food waste, to around 200 to 250 liters per metric ton from MSW.

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

Proven Technologies and Key Components

The key components of a Mild Acid Hydrolysis Facility needed to convert municipal and agricultural wastes to Ethanol and Biofuel have been in use and functioning for many years. Two decades ago, a breakthrough occurred in the creation of a “continuous pressure cooker” that operated with extremely high thermal and mechanical efficiency coupled with industry setting records for on-line availability, which is now known as the GPV.

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
h.	More countries are banning or limiting landfill and dumping of waste to protect the environment
i.	Governments are increasingly enacting environmental taxation
j.	Recycling of materials is fundamental in modern waste treatment and disposal
k.	Oil, electricity and other energy prices are all rising
l.	Population is rising and land is getting increasingly expensive, particularly land used for growing feedstock for fuel
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
o.	The cost of food grain is rising due to their diversion to Biofuel production thus causing higher food prices and starvation
p.	Liquid energy in the form of Ethanol may have higher market value than other forms of energy conversion

Background of the GPV Technology

The GPV was invented and developed by James Titmas, a professional engineer with 54 years of experience in water and waste treatment, and the founder of GeneSyst International Inc.

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
l.	The Saccharides are then stripped of other valuable organic byproducts and passed forward for fermentation to ethanol

GeneSyst Schematic for Conversion of Biomass to Ethanol

Project Description

The Malta Facility is intended to be a Finance, Design, Construct and Operate Facility and is currently estimated to cost approximately $150 million to complete and to put into full operation.

This facility is expected to be located on designated land allocated by the Government of Malta at the eastern end of the Hal Far Industrial Area. The site has an area of 55,000 square meters (13.25 acres) and is fully accessible being bounded on three sides by major roads suitable for HGV Class III vehicles. The site is in the south east of the island of Malta, within six (6)6 kilometers of Malta’s main airport (Luqa) and more importantly, three (3) kilometers of the Malta Free Port.

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

The Company has been in discussions with an Engineering, Procurement, Construction (“EPC”) contractor to design, construct and operate the facility and to oversee local sub-contractors, such as the civil engineering construction company Attard Construction, supported by Panta Lesco, who specializes in mechanical, electrical and ICA/SCADA (Instrumentation Control and Automation/System Collection and Data Acquisition). Both of these local sub-contractors have worked on projects in the Water and Waste Water (Sewage) Treatment and the Food and Chemical Process Industry. EPC is a prominent form of contracting agreement in the construction industry. The engineering and construction contractor will carry out the detailed engineering design of the project, procure all the equipment and materials necessary, and then construct to deliver a functioning facility or asset to their clients. Companies that deliver EPC Projects are commonly referred to as EPC Contractors.

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

This Biomass to Ethanol Facility will be developed according to a Design and Construct contract where a portion of the design may not be fully developed until construction is about to start. However, as soon as the financing is in place and mobilization of the designers and construction companies has occurred, this process will be started. This whole procedure will be nurtured through a VM/VE (Value Management/Value Engineering) audit trail which will be under constant review by the in-house staff and consultants for the Company.

All the confirmatory site investigations and the residual planning assays with MEPA (Malta Environment and Planning Authority) need to be finalized before the actual construction begins. These investigations may be carried out simultaneously with the need to assess and confirm the supply of the raw materials used to make the Biofuels, and should be confirmed by the necessary laboratory testing which will be carried out in the local testing centers and University. At the same time, pre-orders should be lodged with the longest lead time items including that for the drilling company that will be needed to drill the bore-holes for the installation of the three gravity pressure vessels. All boreholes should be drilled to the common depth of 610 meters (2000 feet) needed for the process. The drilling of these boreholes and the installation of the steel-work will take approximately six (6) weeks. Two major drilling companies have been asked for quotes for this part of the operation and early indications suggest that one will be the most acceptable in terms of practice, record and price for this part of the work. Again, the lead time to obtain the fermentation and concentration plant for the production of the Ethanol will also be required to be ordered early on and this should be organized at the same time.

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

Customers

At the present time the Company has not sought out any customers because the Facility has yet to be built. Prior to the completion of the first phase of plant construction, the Company intends to make its first entry onto the Biofuel Marketplace seeking a long-term contract for 80% of its production. The Company plans to sell 20% of its total production on the spot market or under short term contracts to take advantage of what it believes to be a rising market demand and subsequent increase in ethanol prices.

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

According to BCC Research, the global market for liquid biofuels outside North America reached $41.7 billion in 2015 and is projected to reach $89.6 billion in 2020, reflecting a five-year compound annual growth rate (CAGR) of 16.5%. Focusing on the key challenges that still impede the realization of the billion-metric ton renewable fuels vision, this Memorandum integrates technological development and business development rationales to highlight the key technological developments that are necessary to industrialize Biofuels on a global scale. Technological issues addressed in this work include fermentation and downstream processing technologies, as compared to current industrial practice and process economics. Business issues that provide the lens through which the technological review is performed span the entire Biofuel value chain, from financial mechanisms to fund biotechnology start-ups in the Biofuel arena up to large green field manufacturing projects, to raw material farming, collection and transport to the bioconversion plant, manufacturing, product recovery, storage, and transport to the point of sale. Green Field manufacturing is form of foreign direct investment where a parent company starts a new venture in a foreign country by constructing new operational facilities from the ground up. In addition to building new facilities, most parent companies also create new long-term jobs in the foreign country by hiring new employees. Emphasis has been placed throughout the book on providing a global view that takes into account the intrinsic characteristics of various Biofuels markets from Brazil, the EU, the US, or Japan, to emerging economies as agricultural development and Biofuel development appear indissociably linked. Biofuels have emerged as a widely used renewable source of energy in the recent years. However, the rising demand for Biofuels in developed as well as developing countries has put a lot of pressure on - such as corn, sorghum, and soy, which are food crops. To ease off this pressure on food crops, scientists around the world are working on methods to convert lignocelluloses from plant waste material into Biofuels, instead of utilizing more food crops.

Any types of Biomass derived from plant such as cellulose, hemicellulose, and lignin are known as lingo-cellulosic Biomass. It is possible to categorize lingo cellulosic Biomass into four categories: energy crops, wood residues, agricultural residues and municipal paper waste.

Lignocellulosic Biofuels have the potential to provide a large portion of cheap fuel for transportation especially if the available conversion processes are made cost effective. If technological hurdles are overcome, then a wide variety of lignocellulosic Biomass can be converted into Biofuels.

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

Some EU countries such as France and Italy have cellulosic ethanol production infrastructure, but a limited supply of biomass feedstock. Growth of commercial production in these countries may feel the need to import feedstock from nearby countries or expand production to other countries with ample feedstock availability. A few producers with upcoming commercial scale plants in the US have already started signing agreements to procure agricultural residue and other kinds of cellulosic feedstock.

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

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of Common Stock could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

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

Record Holders

As of March 29, 2016 we had 37 shareholders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

On August 21, 2014, the Company entered into a Share Exchange / Merger Agreement, between Bio-En Holdings Corp f/k/a Olivia, Inc a Delaware corporation, Serena B. Potash (the Principal Shareholder) and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) we filed a certificate of merger in the State of Delaware whereby Bio-En Corp merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2015 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have planned, designed, engineered and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). As of the date of this Report, no such formal agreements have been finalized. The Facility will be built on the Island of Malta and is anticipated be fully operational about 18-24 months after receiving full funding and consequently will be no earlier than the end of the 4th quarter of 2017.

The Facility will combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol.

So far, the Company has not been successful in raising the funds necessary to establish the Facility.

Results of Operations

For the year ended December 31, 2015 and 2014

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2015.

Our operating expenses from for the year ended December 31, 2015 were $219,984, resulting in a net loss of $219,984, compared with operating expenses of $226,681, resulting in a net loss of $226,681 for the same period in 2014. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $446,665 as of December 31, 2015, and a working capital deficit of $288,355 and stockholders’ deficit of $322,499 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2015 we had total assets of $246,821, total liabilities of $569,320, and stockholders’ deficit of $322,499.

Net cash used in our operating activities during the year ended December 31, 2015 was $28,164.

Net cash provided by financing activities in the year ended December 31, 2015 was $27,970. The net increase in cash provided by financing activities in 2015 resulted primarily from proceeds from a related party loan.

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

For the year ended DECEMBER 31, 2015

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-En Holdings Corp

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-En Holdings Corp as of December 31, 2015 and 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2015, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 28, 2016

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

ASSETS	December 31 2015	December 31 2014
	$	$
Current assets:
Cash and cash equivalents	1,304	1,498
Total current assets	1,304	1,498

Purchased intangible assets, net	245,517	264,893

TOTAL ASSETS	246,821	266,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	135,797	53,353
Accounts payable – related party	97,500	7,500
Loans from related party	56,362	28,392
Total current liabilities	289,659	89,245

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	569,320	368,906

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at December 31, 2015 and 2014	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(446,665)	(226,681)
Total Stockholders’ Equity	(322,499)	(102,515)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	246,821	266,391

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2015	Year ended December 31, 2014
	$	$

Revenue	-	-

General and administrative expenses :

Amortization expense	19,376	15,023
Directors' compensation	90,000	7,500
Consulting fees	-	38,000
Filing fees	9,819	13,797
Secretarial expenses	11,045	-
Other costs	194	287
Professional fees:-
- Accounting	22,000	44,500
- Auditing	19,500	2,000
- Legal fees	43,291	105,574
Total General and administrative expenses	(215,225)	(226,681)

Other expenses
Interest expenses	(4,759)	-

Net loss	(219,984)	(226,681)

Loss per share - basic and diluted:

Net loss per common share	(0.01)	(0.01)

Weighted average number of common shares outstanding	32,350,003	30,481,838

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ DEFICIT

(in US Dollars)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
		$		$	$	$	$

Balance at January 1, 2014	-	-	9,394,604	939	(939)	-	-

Cancellation of common stock in reverse merger	-	-	(6,024,601)	(602)	764	-	162

Contributed capital - payment of expenses by officer	-	-	-	-	133,454	-	133,454

Issuance of common stock due to reverse merger	-	-	28,980,000	2,898	(12,348)	-	(9,450)

Loss for the year	-	-	-	-	-	(226,681)	(226,681)

Balance at December 31, 2014	-	-	32,350,003	3,235	120,931	(226,681)	(102,515)

Loss for the year	-	-	-	-	-	(219,984)	(219,984)

Balance at December 31, 2015	-	-	32,350,003	3,235	120,931	(446,665)	(322,499)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014
	$
Cash Flows from Operating Activities

Net loss	(219,984)	(226,681)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	19,376	15,023
Common stock issued for services	-	441
Common stock issued for services - related party	-	2,304
Contributed capital - payment of expenses by officer	-	133,454

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	82,444	47,199
Accounts payable - related party	90,000	7,500

Net cash used in operating activities	(28,164)	(20,760)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	60
Proceeds from loan with related party	27,970	22,198
Net cash provided by financing activities	27,970	22,258

Movement in cash and cash equivalents	(194)	1,498

Cash and cash equivalents at beginning of the year	1,498	-

Cash and cash equivalents at end of the year	1,304	1,498

Supplemental disclosure of cash flows information :
Partial payment for acquisition of Exclusive License Agreement paid in company's common stock	-	255

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015, the Company has a working capital deficit of $288,355, an accumulated loss of $446,665 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Common stock equivalents totaling, 97,500 on December 31, 2015 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in 2015 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of December 31, 2015. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(34,399)	245,517	14.4
Total identifiable intangible assets	279,916	(34,399)	245,517

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $19,376 during 2015. The estimated future amortization expense of purchased intangible assets as of December 31, 2015, is as follows:

Estimated Amortization Expense
$

2016	19,376
2017	19,376
2018	19,376
2019	19,376
2020	19,376
Thereafter	148,637
Total	245,517

NOTE 4 – LOAN FROM RELATED PARTY

	December 31	December 31
	2015	2014
	$	$

Loan from related party	56,362	28,392

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLE

	December 31	December 31
	2015	2014
	$	$

License rights	279,661	279,661

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

NOTE 7 – INCOME TAXES

The provision / (benefit) for income taxes for the year ended December 31, 2015 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.
	December 31	December 31
	2015	2014
	$	$

Deferred tax assets:
Pre-tax loss as reported	(219,984)	(226,681)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	74,794	77,072
Total deferred tax assets	74,794	77,072
Less: Valuation allowance	(74,794)	(77,072)
Net deferred tax assets	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2015, the Company had approximately $446,665 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

NOTE 8– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Ossie Weitzman	- Chief Financial Officer
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Applied Bio-Fuels Limited	- Greater than 10% stockholder
Mr. Meyer Feiler	- Greater than 10% stockholder

	December 31	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	56,362	28,392
From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - Directors	97,500	7,500
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

For the year ended December 31, 2015, no shares were issued and the Company recorded accrued compensation of $97,500 for the month of December for three Directors at $32,500 each.

Income Statement:
Compensation expense - Directors	90,000	7,500
Directors' compensation expense consists of monthly salary of $2,500 per director.

NOTE 9 – COMMITMENTS

Independent Contractor Consulting Agreement

The Company entered into a Consulting Agreement on March 23, 2014 with GeneSyst International Inc, to provide Technical Support Services in the field of gravity pressure vessel application and related matters.

The Company agreed to retain the GeneSyst to work as its independent contractor for a minimum annual retainer fee of $150,000. Consulting services commence upon the successful raised $10,000,000 and commences construction of a bio-mass to energy facility on the Island of Malta.

NOTE 10 – SUBSEQUENT EVENTS

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

Name	Age	Position
Serena B. Potash	60	President, Chairman of the Board of Directors
Ossie Weitzman	61	Chief Financial Officer
Bruce Minsky	52	Corporate Secretary
Peter Hurrell	66	Director
Geoffrey Maclaran	65	Director
Joseph Micallef	60	Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Serena B. Potash, 60, President and Chairman of the Board of Directors

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

Ossie Weitzman, 61, Chief Financial Officer

Ossie Weitzman is a UK Chartered Accountant based in Israel. He qualified as a Chartered Accountant in 1978 at Stoy Hayward (now BDO) becoming a manager in the corporate finance and investigations department. In 1983 Mr. Weitzman founded Neville Weitzman & Co a London based firm of Chartered Accountants. Mr. Weitzman immigrated to Israel in 1991 and from 1992 to 1994 was Investment Manager at Concept Investment Services. Since 1995 Mr. Weitzman has been an independent consultant providing financial, economic and venture marketing services to technology and other companies in Israel. Mr. Weitzman holds a B.Soc.Sc in Political Science from the University of Birmingham.

Bruce Minsky, 52, Corporate Secretary

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

Peter Hurrell, 66, Vice President and Director

Peter Hurrell is a Vice President and a member of the Board of Directors of the Company. He has profound Civil Engineering and Construction experience devoted to Waste Water Treatment, Sewage Sludge Treatment Design and Construction works. Over the last five years, Mr. Hurrell has been employed by Genesis International. He has worked in Bahrain, Dubai, UK, Ireland and Malta and is technical Advisor in the Far East on proposals for treating sludge and municipal wastes for Pacific Rim countries. As the Technical Director Peter brings the skills and experience from working in a similar process facility for Sludge Treatment in Apeldoorn in the Netherlands. He has developed major interests in Non-Adversarial Contractual Relationships and Value Management and Engineering and Sustainable Construction.

Geoffrey Maclaran, 65, Director

Geoffrey Maclaran is a member of the Board of Directors of the Company. Mr. Maclaran worked as a Senior Engineer for Monk & Company and a Project Manager for Daniel Pipelines. He was Project Manager OBG Limited as a Contracts Director and Managing Director for Maclaran Construction and Maclaran Services. He is Managing Director of ReUse Limited and a Director for Peel Facilities. Peel with ReUse, offers to share with Developers or Commercial Businesses, from onsite effluent treatment for the reuse of grey water to sourcing alternative “environmentally friendly” energy from waste to power or BioEthanol to maximize on site services assets that are non-carbon emitting. Mr. McLaren has helped the company redefine its approach to the European Union and its Programs and Procedures for development in Converting Biomass derived from Wastes and Non-Food sources to Ethanol. Mr. McLaren has been employed by Genesis UK for the past five years.

Joseph Micallef, 60, Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2015, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year (1)	Salary ($)		Bonus		Option Awards		All Other Compensation		Total ($)

Serena B. Potash, President	2014		$2,500		$0		$0		$0		$2,500
	2015		$30,000		$0		$0		$0		$30,000

Ossie Weitzman, Chief Financial Officer	2014	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a
	2015		$18,000		$0		$0		$0		$18,000

Bruce Minsky, Secretary	2014		$0		$0		$0		$0		$0
	2015		$11,045		$0		$0		$0		$11,045

Peter Hurrell, Vice President	2014		$0		$0		$0		$0		$0
	2015		$0		$0		$0		$0		$0

(1)	Company was incorporated on January 6, 2014.

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

For the year ended December 31, 2015, no shares were issued and the Company recorded accrued compensation of $97,500 for the month of December for three Directors at $32,500 each.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On May 1, 2015 the Company appointed Ossie Weitzman as its Chief Financial Officer and entered into an independent contractor agreement which terms call for annual compensation of $24,000 per calendar year.

As of December 31, 2015, other than the independent contractor agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 29, 2016.

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

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	13.68%
Meyer Feiler	3,935,560	12.12%
Genesyst International Inc.	2,548,853	7.88%
Directors and Executive Officers
Serena B. Potash (5)	6,294,118	19.46%
Ossie Weitzman	0	0%
Bruce Minsky	0	0%
Peter Hurrell	3,563,740	11.02%
Geoffrey Maclaran	3,563,740	11.02%
Joseph Micallef	3,563,740	11.02%

All directors and officers as a group (5 people)		52.5%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 56 Main Street, Monsey NY 10952.
(2)	Applicable percentages are based on 32,350,003 shares outstanding as of March 29, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.
(4)	Genesyst International Inc. has 2,262,657 shares outstanding. Of these, 727,040 are held by Eau-Viron, Inc., 474,541 shares are held by James A. Titmas, 149,504 shares are held by Susan Tomchi, and 106,386 are held by David Shriber.
(5)	Includes: (1) 1,870,000 shares of Common Stock held by Serena B. Potash; and (2) 4,424,118 shares held by Applied Bio-Fuels Limited.

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

For the year ended December 31, 2015 an officer of the Company paid operating expenses on behalf of the Company totaling $27,970, which was treated as contributed capital

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2015	December 31, 2014
Audit Fees	$19,500		$7,450
Audit Related Fees		$
Tax Fees			—
All Other Fees		$

Notes:

(1)	For the year ended December 31, 2015, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)

3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp, filed April 1, 2014. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings Corp (1)

10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp and Serena B. Potash (1)

10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp and GeneSyst International, Inc. (1)

10.3	Independent Contractor Agreement with Ossie Weitzman, dated May 1, 2015*

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Incorporated by reference as an exhibit to our Form 8-k filed with the Securities and Exchange Commission on September 11, 2014.

(2)	Incorporated by reference as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2013.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-En Holdings Corp

By:	/s/ Serena B. Potash
Name: Serena B. Potash
Title: President, (Duly authorized Principal Executive Officer)

Dated: March 30, 2016

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Serena B. Potash
Name: Serena B. Potash
Title: President, (Duly authorized Principal Executive Officer and Chairman of the Board of Directors)

Dated: March 30, 2016

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: March 30, 2016

By:	/s/ Peter Hurrell
Name: Peter Hurrell
Title: Director

Dated: March 30, 2016

By:	/s/ Joseph Micallef
Name: Joseph Micallef
Title: Director

Dated: March 30, 2016

By:	/s/ Geoffrey Maclaran
Name: Geoffrey Maclaran
Title: Director

Dated: March 30, 2016

