Form 10-Q
period 2016-03-31
Bio-En Holdings Corp.
filed 2016-05-16
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016 there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2016

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

ASSETS	March 31 2016 (unaudited)	December 31 2015
	$	$
Current assets:
Cash and cash equivalents	1,262	1,304
Total current assets	1,262	1,304

Purchased intangible assets, net	240,673	245,517

TOTAL ASSETS	241,935	246,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	152,463	135,797
Accounts payable – related party	120,000	97,500
Loans from related party	62,862	56,362
Total current liabilities	335,325	289,659

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	614,986	569,320

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at March 31, 2016 and 2015	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(497,217)	(446,665)
Total Stockholders’ Equity	(373,051)	(322,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	241,935	246,821

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollar)

(Unaudited)

	Three months ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	$	$

Revenue	-	-	-	-

Operating expenses :
General and administrative expenses
Amortization expense	4,844	4,844	4,844	4,844
Directors' compensation	22,500	22,500	22,500	22,500
Secretarial expenses	68		68
Filing fees	2,348	99	2,348	99
Other costs	42	6,146	42	6,146
Professional fees:-
- Accounting	6,000	4,000	6,000	4,000
- Auditor's fee	2,000	-	2,000	-
- Legal fees	10,500	10,500	10,500	10,500
	48,302	48,089	48,302	48,089
Total operating expenses
Interest expenses	2,250		2,250
Net loss	50,552	48,089	50,552	48,089

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders

Weighted-average number of common shares outstanding	32,350,003	32,350,000	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(50,552)	(48,089)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	4,844	4,844

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,666	20,685
Accounts payable – related party	22,500	22,500

Net cash used in operating activities	(6,542)	(60)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	6,500	-

Decrease in cash and cash equivalents	(42)	(60)

Cash and cash equivalents at beginning of the period	1,304	1,498

Cash and cash equivalents at end of the period	1,262	1,438

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2016

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2016, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of its operations and its cash flows for the period ended March 31, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on March 31, 2016 (USD 1 = EUR 0.82575).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2016, the Company has a working capital deficit of $334,063 and a loss from operations of $50,542 and an accumulated deficit of $497,207 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Property, Plant and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful live of the property or the unit of depletion method.

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

Common stock equivalents totaling, 30,000 on March 31, 2016 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2016 and to do so would be anti-dilutive.

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

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2016, with early adoption permitted.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of March 31, 2016. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	39,243	240,673	14.4
Total identifiable intangible assets	279,916	(39,243))	240,673

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $4,844 during three months ended March 31, 2016.

The estimated future amortization expense of purchased intangible assets as of March 31, 2016, is as follows:

Estimated Amortization Expense
$

Remaining nine months of 2016	14,532
2017	19,376
2018	19,376
2019	19,376
2020	19,376
Thereafter	187,880
Total	279,916

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$

Account payable – related party	120,000	97,500

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$

Loan from related party	62,862	56,362

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2016 and December 31, 2015 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31	December 31
	2016	2015
	$	$
Deferred tax assets:
Pre-tax loss as reported	50,552	(219,984)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	17,188	74,795
Total deferred tax assets	17,188	74,795
Less: Valuation allowance	(17,188)	(74,795)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2016, the Company had approximately $274,770 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Ossie Weitzman	- Director
GeneSyst International Inc.	- Common ownership

	March 31	December 31
	2016	2015
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	62,862	56,362
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - related party	120,000	97,500
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

Income Statement:
Compensation expense	22,500	90,000
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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended March 31, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Three Months Ended March 31 2015	Three Months Ended March 31 2015
Revenues	$-	$-	$-	$-
Total operating expenses	50,542	48,089	50,542	48,089
Net loss	$50,542	$48,089	$50,542	$48,089

For the three months ended March 31, 2016 and 2015

Revenues

We are still in our development stage and did not generate any revenues during the three months ended March 31, 2016 and 2015.

Operating Expenses

We incurred total operating expenses of $50,542 and $48,089 for the three months ended March 31, 2016 and  2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2016 and 2015, we incurred a net loss of $50,542 and $48,089, respectively, an increase of $2,453. This increase was due mainly to an increase in legal and consulting fees which included financial charges incurred for late payment. As we did not generate any revenues during the three months ended March 31, 2016, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at March 31, 2016, the Company has a working capital deficit of $334,063, a net loss of $50,542 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: May 16, 2016
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: May 16 2016
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

