Form 10-Q
period 2016-06-30
Bio-En Holdings Corp.
filed 2016-08-11
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 9, 2016 there were 32,350,003 shares of common stock issued and outstanding.

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

3

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2016

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

	June 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,220	1,304
Total current assets	1,220	1,304

Purchased intangible assets, net	235,829	245,517

TOTAL ASSETS	237,049	246,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	174,177	135,797
Accounts payable – related party	142,500	97,500
Loans from related party	68,762	56,362
Total current liabilities	385,439	289,659

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	665,100	569,320

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at June 30, 2016 and December 31, 2015	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(552,217)	(446,665)
Total Stockholders’ Equity	(428,051)	(322,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	237,049	246,821

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollar)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	4,844	4,844	9,688	9,688
Directors' compensation	22,500	26,500	45,000	49,000
Filing fees	2,045	2,013	4,393	2,112
Other costs	42	3,836	84	9,982
Professional fees:-
- Accounting	6,000	-	12,000	-
- Auditor's fee	2,000	-	4,000	4,000
- Legal fees	10,500	10,702	21,000	21,202
Secretarial expenses	4,347	-	4,414	-
Total operating expenses	(52,278)	(47,895)	(100,579)	(95,984)

Interest expenses	(2,723)	-	(4,973)	-

Net loss	(55,001)	(47,895)	(105,552)	(95,984)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	32,350,003	32,350,000	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(105,552)	(95,984)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	9,688	9,688

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	38,380	37,186
Accounts payable – related party	45,000	49,000

Net cash used in operating activities	(12,484)	(110)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	12,400	-
Net cash provided by financing activities	12,400	-

Decrease in cash and cash equivalents	(84)	(110)

Cash and cash equivalents at beginning of the period	1,304	1,498

Cash and cash equivalents at end of the period	1,220	1,388

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2016

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2016, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of its operations and its cash flows for the periods ended June 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

Functional and Reporting Currency

The Company's reporting currency is the U.S. dollar. The Company’s functional currency is the Euro. The functional currency for its energy projects is the Euro because Malta, an EU member state, is the primary economic environment in which the Company conducts its operations. Assets and liabilities of the Malta project are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2016, the Company has a working capital deficit of $384,219, a net loss from operations of $105,552, an accumulated deficit of $552,217, and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Property, Plant and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in operations. Depreciation of property and equipment is provided using the shorter of useful life of the property or the unit of depletion method.

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

Common stock equivalents totaling 30,000 on June 30, 2016 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the second quarter of 2016 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of June 30, 2016. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(44,087)	235,829	14.4
Total identifiable intangible assets	279,916	(44,087)	235,829

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $9,688 during six months ended June 30, 2016.

The estimated future amortization expense of purchased intangible assets as of June 30, 2016, is as follows:

Estimated Amortization Expense
$

Remaining six months of 2016	9,688
2017	19,376
2018	19,376
2019	19,376
2020	19,376
Thereafter	148,637
Total	235,829

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$

Accounts payable - related party	142,500	97,500

The debt is due to the director compensation.

The above debt is unsecured, bears no interest and has no set terms of repayment. This debt is repayable on demand

NOTE 5 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$

Loan from related party	68,762	56,362

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended June 30, 2016 and December 31, 2015 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(552,217)	(446,665)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	187,754	151,866
Total deferred tax assets	187,754	151,866
Less: Valuation allowance	(187,754)	(151,866)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2016 the Company had approximately $552,217 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Mayer Feiler	- Greater than 10% stockholder
Applied Bio-Fuels Limited	- Greater than 10% stockholder

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	68,762	56,362
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - related party	142,500	97,500
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

Income Statement:
Compensation expense	45,000	90,000
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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended June 30, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Bio-En Holdings Corp. (the “Company” or “BHC”)e was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

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

Results of Operations

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30 2016	Six Months Ended June 30 2015
Revenues	$-	$-	$-	$-
Total operating expenses	55,001	47,895	105,552	95,984
Net loss	$55,001	$47,895	$105,552	$95,984

For the three months ended June 30, 2016 and 2015

Revenues

We are still in our development stage and did not generate any revenues during the three months ended June 30, 2016 and 2015.

Operating Expenses

We incurred total operating expenses of $52,278 and $47,895 for the three months ended June 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2016 and 2015, we incurred a net loss of $55,001 and $47,895 respectively, an increase of $7,106. This increase was due mainly to an increase in legal and consulting fees which included financial charges incurred for late payment. As we did not generate any revenues during the three months ended June 30, 2016, our net loss equaled our operating expenses plus interest expenses of 2,723.

 For the six months ended June 30, 2016 and 2015

Revenues

We did not generate any revenues during the six months ended June 30, 2016 and 2015.

Operating Expenses

We incurred total operating expenses of $105,552 and $95,984 for the six months ended June 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2016 and 2015, we incurred a net loss of $105,552 and $95,984, respectively, an increase of $9,658. This increase was due mainly to an increase in legal and consulting fees which included financial charges incurred for late payment. As we did not generate any revenues during the three months ended June 30, 2016, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at June 30, 2016, the Company has a working capital deficit of $384,219, a net loss of $105,552, and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: August 11, 2016
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: August 11, 2016
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

