Form 10-Q
period 2016-09-30
Bio-En Holdings Corp.
filed 2016-11-15
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016 there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2016

(Unaudited)

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in U.S. Dollars)

	September 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,178	1,304
Advance to suppliers	2,000	-
Total current assets	3,178	1,304

Purchased intangible assets, net	230,985	245,517

TOTAL ASSETS	234,163	246,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	189,364	135,797
Accounts payable – related party	165,000	97,500
Loans from related party	72,762	56,362
Total current liabilities	427,126	289,659

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	706,787	569,320

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at September 30, 2016 and December 31, 2015	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(596,790)	(446,665)
Total Stockholders’ Equity	(472,624)	(322,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	234,163	246,821

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	4,844	4,844	14,532	14,532
Directors' compensation	22,500	35,000	67,500	84,000
Filing fees	2,081	5,706	6,474	7,817
Other costs	42	1,148	126	11,130
Professional fees:-
- Accounting	6,000	-	18,000	4,000
- Auditor's fee	2,000	4,000	6,000	4,000
- Legal fees	6,000	12,869	27,000	34,071
Secretarial expenses	1,106	-	5,520	-
Total operating expenses	(44,573)	(63,567)	(145,152)	(159,550)

Interest expenses	0		(4,973)	-

Net loss	(44,573)	(63,567)	(150,125)	(159,550)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	32,350,003	32,350,003	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(150,125)	(159,550)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	14,532	14,532

Changes in operating assets and liabilities
Advance to suppliers	(2,000)
Accounts payable and accrued liabilities	53,567	43,431
Accounts payable – related party	67,500	101,435

Net cash used in operating activities	(16,526)	(152)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	16,400	-
Net cash provided by financing activities

Decrease in cash and cash equivalents	(126)	(152)

Cash and cash equivalents at beginning of the period	1,304	1,498

Cash and cash equivalents at end of the period	1,178	1,346

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Nine Months ended September 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION

Bio-En Holdings Corp (formerly Olivia Inc.) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. Bio-En holds a license agreement for a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“the licensed technology”).

The Company has planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the technology it has licensed. It is currently considering alternative ways of commercializing the technology.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2016, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of its operations and its cash flows for the periods ended September 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016, the Company has a working capital deficit of $423,948 a net loss from operations of $150,125, an accumulated deficit of $596,790, and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Common stock equivalents totaling 30,000 on September 30, 2016 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the third quarter of 2016 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of September 30, 2016. Intangible assets include costs of the initial license to use patented technologies, related to the conversion of cellulose materials into energy producing Ethanol.

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(48,931)	230,985	14.4
Total identifiable intangible assets	279,916	(48,931)	230,985

On March 23, 2014, the Company entered into an Exclusive License Agreement for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $14,532 during nine months ended September 30, 2016.

The estimated future amortization expense of purchased intangible assets as of September 30, 2016, is as follows:

Estimated Amortization Expense
$

Remaining three months of 2016	4,844
2017	19,376
2018	19,376
2019	19,376
2020	19,376
Thereafter	148,637
Total	230,985

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$

Accounts payable - related party	165,000	97,500

The debt is due to the director compensation.

The above debt is unsecured, bears no interest and has no set terms of repayment. This debt is repayable on demand

NOTE 5 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$

Loan from related party	72,762	56,362

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended September 30, 2016 and December 31, 2015 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(590,790)	(446,665)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	202,909	151,866
Total deferred tax assets	202,909	151,866
Less: Valuation allowance	(202,909)	(151,866)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2016 the Company had approximately $590,790 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Mayer Feiler	- Greater than 10% stockholder
Applied Bio-Fuels Limited	- Greater than 10% stockholder

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
The following balances existed with related parties:

Balance sheets:
Loan from related party	72,762	56,362
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - related party	165,000	97,500
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

Income Statement:
Compensation expense	67,500	90,000
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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Bio-En Holdings Corp. (the “Company” or “BHC”) was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

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

The Company is devoting substantially all of its efforts to the development of its business plan, which is to exploit commercially the licensed technologies by pursuing a business of producing and selling ethanol and butanol made from municipal solid waste and other cellulosic fiber. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies.

The Company has been intending to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding of at least $80-90 million (“the Required Capital Funding”). Under that plan, the Company would enter into an agreement with Applied Biofuels (Malta) Limited whereby all assets of Applied Biofuels (Malta) Limited shall be transferred to a new subsidiary (“Newco”), to be incorporated in Malta, which will be a wholly owned subsidiary of the Company. As of the date of this Report, no such formal agreement has been finalized.

In addition, under the plan the Company would expect to finalize the planning, design, engineering and signed agreements to build and operate a facility using Gravity Pressure Vessel Technology in Weak Acid Hydrolysis to convert Biomass to Ethanol (“Facility”). The Facility would combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol. The Facility would be expected to be built on the Island of Malta and would become fully operational within two years of the receipt of the Required Capital Funding.

As of the date of this Report, no such formal agreements have been finalized.

Having not succeeded to date in realizing the Required Capital Funding, the Company is considering additional or alternative ways of commercializing the Licensed Technologies.

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

Results of Operations

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30 2016	Nine Months Ended September 30 2015
Revenues	$-	$-	$-	$-
Total operating expenses	44,573	63,567	150,125	159,550
Net loss	$44,573	$63,567	$150,125	$159,550

For the three months ended September 30, 2016 and 2015

Revenues

We are still in our development stage and did not generate any revenues during the three months ended September 30, 2016 and 2015.

Operating Expenses

We incurred total operating expenses of $44,573 and $63,567 for the three months ended September 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended September 30, 2016 and 2015, we incurred a net loss of $44,573 and $63,567 respectively, a decrease of $18,994. This decrease was due mainly to decreases in directors’ remuneration and legal and consulting fees. As we did not generate any revenues during the three months ended September 30, 2016, our net loss equaled our operating expenses.

For the nine months ended September 30, 2016 and 2015

Revenues

We did not generate any revenues during the nine months ended September 30, 2016 and 2015.

Operating Expenses

We incurred total operating expenses of $145,152 and $159,550 for the nine months ended September 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the nine months ended September 30, 2016 and 2015, we incurred a net loss of $150,125 and $159,550, respectively, a decrease of $9,425. This decrease was due mainly to decreases in directors’ remuneration and legal and consulting fees. As we did not generate any revenues during the three months ended September 30, 2016, our net loss equaled our operating expenses.

Liquidity and Capital Resources

As at September 30, 2016, the Company has a working capital deficit of $423,948, a net loss of $150,125, and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibits	Description

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: November 15, 2016
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: November 15, 2016
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)