Form 10-K
period 2016-12-31
Bio-En Holdings Corp.
filed 2017-03-29
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186629

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As March 28, 2017 there were 32,350,003 shares of common stock issued and outstanding.

Documents Incorporated By Reference: Exhibits incorporated by reference are referred to in Part IV.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this Annual Report, the terms “Company”, "W(w)e," "U(u)s," "O(o)ur," "Bio-En Holding Corp., “Bio-En”, “BHC”," and “Issuer” mean Bio-En Holding Corp., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

Company (formerly Olivia Inc.) is a Delaware corporation, incorporated on August 2, 2011. As mentioned previously, the Company initially intended to be a world leader by setting the standard for waste to bio-fuel technologies. The Company held, and still holds a license agreement for a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

The Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”). The Facility would combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel grade Ethanol.

The Company has so far not been successful in obtaining the full funding required to establish the Facility. Consequently, the Company is considering additional or alternative ways of commercializing the Licensed Technologies as well as searching/researching for new investments opportunities, as discussed below.

Our Corporate History and Background

The Company, through its merger (“Merger”) with Bio-En Corp (“BEC”), entered into the development stage and devoted substantially all of its efforts to the development of its business plan, whereby Company intended to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intended to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy facility on the island of Malta, which is contingent on sufficient capital funding.  The Company’s fiscal year-end is December 31.

Industry

The Company is a renewable energy company which intends to offer profitable solutions to environmental problems by the integration and application of proven technologies and methods that deal with waste materials and the processing of biomass to fuel grade ethanol or other biofuels. The Company focused on the up-to-date use of established process engineering principles joined with specific patented technology available to it through a license agreement entered into on March 23, 2014 between BEC and GeneSyst International, Inc. a Delaware corporation, the license agreement assigned by BEC to Company, previously referred to as the Licensed Technology.

Plan of Operation

The Company received correspondence from Malta Enterprise, the governing body in Malta overseeing projects for the government indicating the Company had been given a green light to design, build and operate the Facility to convert municipal solid waste and other forms of cellulosic biomass to ethanol subject to requirements established by Malta Enterprises and the government of Malta, as well as other intended governments. The Facility, assuming the receipt/confirmation of the necessary funding, was initially expected to be fully operational within 18-24 months of full funding.

The planned Facility was envisaged as a major GREEN project, the Facility combining technologies from the waste management industry to be integrated into the Facility’s overall waste recycling program, control of carbon dioxide and other emissions and the profitable production of fuel grade ethanol and other Biofuels.

The Company planned to derive its revenue from gate fees for MSW (as defined below) brought to the plant, the sale of ethanol or other biofuels, sale of carbon dioxide and sale of excess electricity to Malta. No off-take contracts have been entered into as of this time. In addition to these traditional sources of revenue, the Company expected to derive additional revenue from biofuels production subsidies.

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

Initial Business Strategy

The Company intended to take advantage of the worldwide burgeoning demand for Biofuels, thus adding value to the Company and high returns for the Company’s investors by integrating world-class technology matched to a project for the conversion of solid waste feedstock (“MSW”) and other cellulosic feedstock into fuel grade ethanol and other Biofuel. The Company’s use of patented Gravity Pressure Vessel (“GPV”) technology will demonstrate its leadership in setting the standard for best practicable waste conversion to fungible Ethanol and other Biofuels for the world market in an environmentally friendly manner. The Company believes that its Malta project, as a prototype would have been the future standard used to measure all projects of this type and would likely lead to additional projects in other parts of the world. Additional locations for a prototype facility are now being sought.

Intellectual Property

As a first step in achieving its business plan, the Company assumed the license agreement (the “License Agreement”) with GeneSyst International, Inc. (“GeneSyst”), the exclusive licensing agent for a portfolio of patents including the GPV and supporting appurtenances. The license and patents are issued by political boundary, with exclusive rights defined by the physical location of the Facility. There are no restrictions on source of materials or marketing of products. Pursuant to the Merger, the Company assumed the rights and responsibilities under the License Agreement.

The License Agreement calls for a fee of 3% of income, but not less than $330,000.00 per year. After the initial payment, alternate one-time payment plans are available. Supporting services are available by separate arrangement coincident with the License Agreement. As new patents are developed, they are automatically added to the patent portfolio without additional charge.

The License Agreement runs for the life of the most recently issued patent, which is twenty years from the original filing date. Quality control matters are built into the License Agreement.

A list of granted patents pertaining to the Company’s business is included in the License Agreement. The most applicable and flexible patent being US 8496754, which patent has been approved in the EU awaiting publishing. Another which has several advantages has been disclosed to the patent attorneys and in the application process. For further patent detail please see United States Patent No. US 8,496,754 B2 Titmas Date of Patent: Jul.30, 2013

The foregoing descriptions of the terms of the License Agreement are qualified in their entirety by reference to the provisions of the License Agreement filed as Exhibit 10.2 to this the Company’s 2016 10-K, which was filed on April 13, 2015 and which is incorporated by reference herein. The License Agreement tis currently still valid and continuing.

Patent Technical Field and Description

The present invention is generally directed toward a process whereby woody cellulosic material is converted to ethanol via acid hydrolysis of cellulosic material to sugars that are subsequently fermented. The acid hydrolysis takes place in a GPV. In particular, the present invention is directed to apparatus and methods for impregnating woody cellulosic material with an alkali to make it more amiable to treatment in the GPV. In more particular embodiments, this invention is also directed toward employing ultrasound in a GPV to aid in the processing of woody cellulosic material.

Production and Facility

The Company plan, based on the design of the Facility, was to produce 88.5 million liters (23.3 million gallons) of fuel grade Ethanol each year which it would sell under contract to offshore users and spot purchasers. The production volume can be adjusted to accommodate short-term increases in overall capacity.

The Company plan was to build a Biofuels and Ethanol production facility having an initial capacity to take in a mixture of raw materials amounting to 370,000 wet metric tons of Biomass per year.

The planned Facility anticipated using MSW and various forms of Biomass as the raw feedstock in the production process. The GenySyst process is a wet-based procedure and requires a supply of water to initiate the operation of the process. This water supply can come from any non-salt water source, direct potable water, rain water, final effluent from a sewage works, or from recovered process water from businesses or from sewage sludge. Once initiated, the internal process water is continuously recycled. Water supply would be supplemented with make-up water contained within new supplies of Biomass and sources of non-potable water.

All residual products and excess water produced from the plant would be treated in a small waste water treatment processing plant located on or adjacent to the site. The waste water treatment plant will be designed to produce water that is suitable for discharge into inland watercourses or for irrigation purposes, as well as make-up water or used in the production of electricity from the Combined Heat and Power (“CHP”) plant. Excess power not used at the Facility will be sold to the appropriate grid.

An Electrical Generation set would be installed on site as part of the Facility. This will allow the Facility to operate independently of the local Electrical Grid. The Facility may use residual heat and by-products, such as Methane and a CHP plant, to provide the power needed for the plant to operate. The Facility will be a net producer of heat energy that can be converted to electricity and sold to local users.

All the Biomass contained within the process facility, or any further materials produced during the production process would be non-toxic, and can be reused or incorporated into construction materials and pavement foundations for roads.

Production

The quantity of Bio-fuel or Ethanol produced would vary according to the type and source of Biomass. The estimated range is from 550 liters per dry metric ton from pure cotton, 400 to 450 liters per dry metric ton of recovered paper and wood, 300 to 350 liters per dry metric ton from green waste in parks and gardens and food waste, to around 200 to 250 liters per metric ton from MSW.

The sources of Biomass proposed for the facility include recovered paper, green waste from parks and gardens, MSW, as well as coastal sea weed and shore debris.

The Company planned Facility was based on MSW and recovered paper, augmenting the feedstock with a blend of additional raw materials to increase bottom line revenues.

Integration of Technologies for Mitigation and Production

The Bio-En Facility was designed to integrate existing proven technologies with GeneSyst’s GPV technology to convert the cellulose content in Biomass into fuel grade Ethanol, Biofuel and other byproducts that can be sold in the open market.

Proven Technologies and Key Components

The key components of a Mild Acid Hydrolysis Facility needed to convert municipal and agricultural wastes to Ethanol and Biofuel have been in use and functioning for many years. Two decades ago, a breakthrough occurred in the creation of a “continuous pressure cooker” that operated with extremely high thermal and mechanical efficiency coupled with industry setting records for on-line availability. This is now known as the GPV.

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

The incorporation of municipal waste and other waste streams into the process economics results in a negative cost for feedstock. Company’s robust returns are a result of the low cost of its feedstock, which in fact is not a cost (liability) but a source of revenue (asset), since the local government would pay a tipping fee to get rid of its MSW. The use of MSW and other waste feedstock ensures economically viable operations with or without tax incentives and meets the sustainability requirements which have been written into EU laws pertaining to the sustainability of Biofuel production. The use of grains and other foodstuffs to make Biofuel has caused widespread increases in the cost of food in Europe and is affecting the economics of everyday life.

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
l.	The Saccharides are then stripped of other valuable organic byproducts and passed forward for fermentation to ethanol

Initial Project Description

The , as proposed and designed for Malta, was intended to be a finance, design, construction and operational facility, targeted to make upwards of 88 Million liters per year of the Bio-Ethanol. The source material to make this would be 270,000 dry metric tons equivalent per year of the Raw Material Biomass.

The ethanol produced at the facility would be made using the process known as Dilute-Acid Hydrolysis in conjunction with GeneSyst’s patented GPV ™ along with remainder of plant engineering and design obtained from the waste water (sewage) treatment industry and traditional fermentation and distillation plant technology used in the Ethanol Industry.

The Company’s business implementation strategy has been to identify a first class team to design and construct and operate the plant.. It would be using the appropriate FIDIC (Fédération International Des Ingénieurs-Conseils) Conditions of Contract to ensure that any issues are normalized under traditional working practices as used in the EU.

This facility would be developed according to a Design and Construct contract where a portion of the design may not be fully developed until construction is about to start. However, as soon as the financing is in place and mobilization of the designers and construction companies has occurred, this process would be started. This whole procedure will be nurtured through a VM/VE (Value Management/Value Engineering) audit trail which would be under constant review by the in-house staff and consultants for the Company.

All the confirmatory site investigations and the residual planning assays need to be finalized before the actual construction begins. These investigations may be carried out simultaneously with the need to assess and confirm the supply of the raw materials used to make the Biofuels, and confirmed by the necessary laboratory testing which will be carried out in the local testing centers and University. At the same time, pre-orders should be lodged with the longest lead time items including that for the drilling company that will be needed to drill the bore-holes for the installation of the three GPVs. All boreholes should be drilled to the common depth of 610 meters (2000 feet) needed for the process. The drilling of these boreholes and the installation of the steel-work would take approximately six (6) weeks. Two major drilling companies have been asked for quotes for this part of the operation and early indications suggest that one will be the most acceptable in terms of practice, record and price for this part of the work. Again, the lead time to obtain the fermentation and concentration plant for the production of the Ethanol will also be required to be ordered early on and this should be organized at the same time.

As soon as the first GPV is installed and operational, the sections making up the overall plant needed for full commercial operation, complete with its pre-treatment settlement tanks needed to prepare the Biomass, and its subsequent post GPV cleaning mechanical elements for cleaning the saccharides/sugars and treatment plant items may be put on-line making the plant ready for full service and for training personnel in operations and maintenance.

This first train (unit) will also include the final waste water (or residual effluent) treatment process plant, the anaerobic digestion facility, its CHP (Combined Heat and Power) plant for creating electrical generation capacity and the residual water treatment component for discharging water for irrigation purposes.

At the same time as this first unit is being installed, the construction and fitting out of the additional GPV that form the main service units of the overall plant will be carried to completion. Simultaneously with the development of the service units, the facilities for the processing and preparation of the Biomass will be ongoing along with the facilities for post GPV cleaning of the saccharides/sugars) and treatment items for fermentation and concentration of Biofuels and/or Ethanol.

Once the Ethanol has been prepared it can be moved to its own on-site storage tanks so the locale and the EU Customs and Excise Authority can inspect and confirm the amount and specifications of the fuel prior to its release and collection by Company’s own transportation fleet of HGV Class III articulated tankers to ship the fuel to the storage depot for export. Additional storage tank for the Ethanol can be built to accommodate this need.

Operations and Maintenance Contractor

a.	The Facility Operations and Maintenance (“O&M”) is currently integrated into the operating expense budget projections. However, it is envisioned that the O&M function will be organized as a separate Company Contractor under a separate contract expected with an EPC contractor.

b.	The Biomass to Ethanol Facility is not a complex type of plant and uses traditional and standard equipment that is generally used across a wide selection of water, waste water, chemical and food process industries. The O&M Contractor personnel will be trained people with experience from the necessary based chemical and waste water and process industries.

c.	Selected personnel will be trained on site and through coordinated courses.

Plant Performance

The estimated quantity of Ethanol produced from different sources of Biomass ranges from 132 liters of Ethanol per metric ton, to over 340 liters per metric ton from raw materials rich in fiber such as wood, low lignin pulp and sugar beet residues. It is estimated, over 40 different kinds of fiber sources may be available from population centers, many associated with negative cost sourcing, all of which are usable in GPV processing. Negative cost sourcing refers to buyer cost factors. Buyer cost factors are response adjustments that occur when dealing with a particular supplier. Buyer cost factors account for negative (and positive) aspects inherent in dealing with a particular supplier. Such aspects could include the risk involved in dealing with a particular supplier because of supplier location, or possible supplier past performance. For example, a new and untried supplier (or new manufacturing or shipping location for an incumbent supplier) exposes the buying organization to a higher risk of supply disruption simply because the buying organization has no experience of buying from the new supplier or location. Buyer cost factors are used in transformational bidding/quoting.

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

Competing Technologies

Gasification: The GPV or “Titmas Process” grew out of the need to meet the inherent failures of incineration and gasification processes. The problems arose from complications in recovery of first stage combustion energy (complex heat exchanger failures) incidence of toxic emissions from chlorinated and toxic inclusions in the feed stocks, char and clinker interference with continuance ash extraction, low “on line availability (less than 75%) failure to meet permit standards during start up and shut down protocols and an overall failure to “scale up” beyond weekly batch operations larger than 100 tons per day. Despite the known technical failings of gasification, promoters continue to garner investment of significant funds which will fail on observing the traditional problems have not been resolved

Mechanical Heat and Pressure: The generic family of processing materials, known as the “pump and tank” mechanical means of inducing higher temperatures in fluids via pumping and heat exchangers includes: wet oxidation (Zimproet. Al.) pyrolysis, acid hydrolysis (both concentrated and dilute). All have in common the use of heat to crack, decompose or make digestible complex organic debris – basically similar to cooking foods for the same reasons. The most common practitioner of these arts was the Zimpro process which built over 200 commercial plants between 1960 and 1990. Of these it is understood that only 5 are still in operation by virtue of cannibalization of parts from other units. Again, the problems revolve around “on line availability,” mechanical complexity, moving parts, operator challenges and low yields. Attempts at strong acid hydrolysis in lieu of wet oxidation had the added complication of acid destruction of containment vessels. Yields in all cases were low due to the time period to manipulate the combination of the cellulose to sugar reaction (the combination of higher temperatures and acidic conditions) and complex mixtures of thick cellulosic semi-solid pastes obligated by the costs of pumping and containment. The longer the reaction, the more sugars were destroyed before extraction.

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

Customers

At the present time the Company has not sought out any customers because the facility is yet to be built.

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

Markets

Biofuels have seen a spurt in the United States and the EU, with the latter planning to increase its annual production to about 10% of its liquid fuels by 2020. The United States set an ambitious target to produce about 8 billion gallons annually by 2012 and about 40 billion gallons by 2022. Though the energy companies are widening their portfolios to include Biofuels, the move is fraught by significant challenges such as types of fuels to be used, regulations and regulatory approvals, increased usage of land for cultivating Biofuel crops and diversion of food crops for fuel production which is resulting in the increase of food prices.

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

Global cellulosic ethanol is expected to increase from 14.25m gallons in 2012 to 412.25m gallons in 2020, with commercial production anticipated to take off on a large scale thanks to major players adding substantial production capacity and new companies joining the market. The US is expected to retain its market dominance until 2020.

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

New Opportunities

With the inability to raise the necessary funds, while the Company still finds value in the Licensed Technology, and usage, and the possibilities of identifying and securing alternative locations to build a like-Facility in an alternative location, to maintain the Company’s viability, we have been forced to reevaluate our business plans. As such, our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with a business in addition to immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and our relative negotiating strength with such promoters. It is likely that we will require its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an Acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders may not be left with control of a majority of our voting shares following the formation of a new business or a reorganization transaction. As part of such a transaction, all or a majority of our directors and officers may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon our sole determination without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Other than as discussed above, none of our officers or our directors have not yet had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Employees

We presently have no employees apart from our management.  We have several consultants who currently provide services to us. Some of them are compensated for their services through the issuance of our shares to them, which may result in further dilution to our stockholders.  We may hire additional employees, consultants, and recruit senior executive members as officers and directors, which employees may be instrumental in forming a new business or we may acquire another business with a full management team already on board.

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

In particular we must raise additional capital from external sources to carry out our business plan. If we are unable to generate the required additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.  We currently have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in raising additional working capital to support our operations and implement our business plan, we may be forced to curtail our operations, take additional measures to reduce costs, modify our business plan, and consider strategic alternatives that could include a sale of our business or filing for bankruptcy protection.

We are a development stage green field company with a limited history and a small employee base, which makes an investment in us highly speculative.

Our business plan for the production and marketing of fuel grade ethanol, carbon dioxide, electricity and other associated products has been based primarily upon the construction and operation of a future facility in Malta. We have not produced or sold any products to date. Accordingly, we have a limited operating history from which you can evaluate our business and prospects.   In addition, our prospects must be considered in light of the inherent risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in rapidly evolving markets, such as the bioenergy market, where supply and demand may change significantly in a short amount of time.  Some of these risks relate to our potential inability to:

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

We must seek additional capital to support our ongoing operations, including to complete construction the Malta facility or an alternative site. We may raise these additional funds from public and private debt or equity offerings, borrowings under bank or lease lines of credit, or other sources. Any additional financing may not be available on a timely basis, on terms acceptable to us, or at all. Such financing may be dilutive to shareholders or may require us to grant a lender a security interest in our assets, which could be detrimental to our shareholders if we are unable to repay our obligations. The amount of money we will need may depend on many factors, including:

•	An increase in the cost of constructing or commencing operation the relevant facility;
•	A material increase in the cost of the biomass and other materials we need for our operations;
•	A decrease in the price we receive as gate fees for the intake of waste materials;
•	A decrease in the price we receive for our fuel grade ethanol and other products, which would reduce our revenues; and
•	An increase in the cost of operating the relevant facility.

If adequate funds are not available, we may incur further delays in completing our facility or be required to curtail or cease our operations altogether. Any of these results would materially harm our business, financial condition and results of operations.

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

Our Malta facility and any alternative location production business is subject to various environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

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

Our directors and officers have limited experience in raising large amounts of project finance related equity and debt capital, or building and operating waste biomass to biofuel facilities.   Although we expect to hire additional personnel and enter into agreements with contractors and consultants to assist us in constructing and operating the facility, there is no assurance that we will be able to hire employees or sign agreements satisfactory to us.   If our directors and officers are unable or find it difficult to manage our development and operations successfully, our ability to succeed as a business and the value of your shares will be adversely affected.

Our management will be subject to greater demands and we will incur increased costs as a result of being a public company, which could affect our profitability and operating results.  Our accounting, internal audit and other management systems and resources may not be adequately prepared for these demands.

We are a public reporting company in the United States subject to the information and reporting requirements of the Securities Exchange Act of 1934 and the compliance obligations of the Sarbanes-Oxley Act of 2002. As a public reporting company, we will incur significant legal, accounting, investor relations and other expenses. These significant expenses could affect our profitability and our results of operations.

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

Prior to commencement of commercial operations at our facility in Malta or any alternative location, we will need to hire additional employees to manage and operate the plant.   Competition to attract and retain qualified employees is intense in the biofuel industry, and we expect that competition will continue or increase as a result of significant growth in the number of companies producing biofuel and other alternative fuels.   If we are unable to attract and retain key personnel, we may be unable to successfully execute our business plan and our financial condition and results of operation may be adversely affected.

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

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. We estimated that we will need a minimum of $80-90 million to successfully implement our business plans of establishing the facility in Malta. As a result, we cannot assure you that adequate capital will be available to finance the building and operation of the Facility, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

The market price of our Common stock may be particularly volatile and you may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. Our executive offices are located at 56 Main Street, Monsey NY 10952. Our officers currently work from their homes and the Company does not pay any rent. The mailing address is a private address and is provided at no cost to the Company.

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)       Market Information

Market for our common stock

Our common stock is currently quoted on the OTC Markets under the symbol BENH.  There is not active trading market for our common stock.

(b)       Record Holders

As of March 28, 2017 we had 39 shareholders of our common stock.

(c)       Dividends

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

(d)       Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2016, there were no sales of unregistered securities by the Company.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2016 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview and Plan of Operation

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

The Company is in the development stage and is devoting substantially all of its efforts to the development of its business plan. The Company intends to be a world leader of setting the standard for waste to bio-fuel technologies. The Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta. The Facility would combine technologies from the waste management industry and integrate the recycling of waste, control of carbon dioxide and other emissions, with the profitable production of fuel

The plan was contingent of sufficient capital funding of at least $80-90 million. The Company has so far not been successful in obtaining the full funding required to establish the Facility. Consequently, the Company is considering additional or alternative ways of commercializing the Licensed Technologies as well as searching/researching for new investments opportunities, as discussed below.

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2016 and 2015

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2016.

Operating Expenses

Our operating expenses for the year ended December 31, 2016 were $195,624as compared to $219,984 for the same period at December 31, 2015. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Net loss

Our net loss for the year ended December 31, 2016 were $195,624 as compared to $219,984 for the same period at December 31, 2015. As we did not generate any revenues during the year ended December 31, 2016, our net loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $195,624 as of December 31, 2016, and a working capital deficit of $464,686 and accumulated deficit of $642,289 at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended December 31, 2016 was $27,959 as compared to $28,164 for the same period ended December 31, 2015.

Net cash provided by financing activities in the year ended December 31, 2016 was $27,791. As compared to $27,970.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016.

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

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIO-EN HOLDINGS CORP

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2016

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-En Holdings Corp

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-En Holdings Corp as of December 31, 2016 and 2015 and the results of its operations and cash flows for the period described above in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2016, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 23, 2017

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

	December 31 2016	December 31 2015
	$	$
ASSETS

Current assets:
Cash and cash equivalents	1,136	1,304
Total current assets	1,136	1,304

Purchased intangible assets, net	226,088	245,517

TOTAL ASSETS	227,224	246,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	194,033	135,797
Accounts payable – related party	187,500	97,500
Loans from related party	84,153	56,362
Total current liabilities	465,686	289,659

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	745,347	569,320

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at December 31, 2016 and 2015	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(642,289)	(446,665)
Total Stockholders’ Equity	(518,123)	(322,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	227,224	246,821

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$

Revenue	-	-

General and administrative expenses :

Amortization expense	19,429	19,376
Directors' compensation	90,000	90,000
Filing fees	10,165	9,819
Secretarial expenses	6,593	11,045
Other costs	168	194
Professional fees:-
- Accounting	22,000	22,000
- Auditing	13,500	19,500
- Legal fees	27,000	43,291
Total General and administrative expenses	(188,855)	(215,225)

Other expenses
Interest expenses	(6,769)	(4,759)

Net loss	(195,624)	(219,984)

Loss per share - basic and diluted:

Net loss per common share	(0.01)	(0.01)

Weighted average number of common shares outstanding	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
		$		$	$	$	$

Balance at January 1, 2015	-	-	32,350,003	3,235	120,931	(226,681)	(102,515)

Loss for the year	-	-	-	-	-	(219,984)	(219,984)

Balance at December 31, 2015	-	-	32,350,003	3,235	120,931	(446,665)	(322,499)

Loss for the year	-	-	-	-	-	(195,624)	(195,624)

Balance at December 31, 2016	-	-	32,350,003	3,235	120,931	(642,289)	(518,123)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2016	December 31, 2015
	$
Cash Flows from Operating Activities

Net loss	(195,624)	(219,984)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	19,429	19,376

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	58,236	82,444
Accounts payable - related party	90,000	90,000

Net cash used in operating activities	(27,959)	(28,164)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	27,791	27,970
Net cash provided by financing activities	27,791	27,970

Movement in cash and cash equivalents	(168)	(194)

Cash and cash equivalents at beginning of the year	1,304	1,498

Cash and cash equivalents at end of the year	1,136	1,304

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2016, the Company has a working capital deficit of $464,550, a net loss of $642,289 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Common stock equivalents totaling, 97,500 on December 31, 2016 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in 2016 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of December 31, 2016. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(53,828)	226,088	14.4
Total identifiable intangible assets	279,916	(53,828)	226,088

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $19,429 during 2016. The estimated future amortization expense of purchased intangible assets as of December 31, 2016, is as follows:

Estimated Amortization Expense
$

2017	19,376
2018	19,376
2019	19,376
2020	19,376
2021	19,376
Thereafter	129,208
Total	226,088

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2016	2015
	$	$

Loan from related party	84,153	56,362

The above loan is unsecured, bears 1% interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLE

	December 31,	December 31,
	2016	2015
	$	$

License rights	279,661	279,661

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

NOTE 7 – INCOME TAXES

The provision / (benefit) for income taxes for the year ended December 31, 2016 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2016	2015
	$	$

Deferred tax assets:
Pre-tax loss as reported	(642,289)	(446,665)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	218,378	151,866
Total deferred tax assets	218,378	151,866
Less: Valuation allowance	(218,378)	(151,866)
Net deferred tax assets	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2016, the Company had approximately $642,289 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 8– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/director
Mr. Bruce Minsky	- Company secretary
Mr. Peter Hurrell	- Vice president and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Applied Bio-Fuels Limited	- Greater than 10% stockholder
Mr. Meyer Feiler	- Greater than 10% stockholder

	December 31,	December 31,
	2016	2015
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	84,153	56,362
From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear 1% interest and are due on demand.

Accounts payable - Directors	187,500	97,500
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

For the year ended December 31, 2016, no shares were issued and the Company recorded accrued compensation of $90,000 for the month of December for three Directors at $30,000 each.

Income Statement:
Compensation expense - Directors	90,000	7,500
Directors' compensation expense consists of monthly salary of $2,500 per director.

NOTE 9 – COMMITMENTS

Independent Contractor Consulting Agreement

The Company entered into a Consulting Agreement on March 23, 2014 with GeneSyst International Inc, to provide Technical Support Services in the field of GPV application and related matters.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors And Executive Officers

The following table sets forth the names and ages of all of our directors, executive officers and key employees; and all positions and offices held as of the date of this Report. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Serena B. Potash	61	President, Chairman of the Board of Directors
Ossie Weitzman	62	Chief Financial Officer
Bruce Minsky	53	Corporate Secretary
Peter Hurrell	67	Director
Geoffrey Maclaran	66	Director
Joseph Micallef	61	Director

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Serena B. Potash, 61, President and Chairman of the Board of Directors

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

Ossie Weitzman, 62, Chief Financial Officer

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

Bruce Minsky, 53, Corporate Secretary

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

Peter Hurrell, 67, Vice President and Director

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

Geoffrey Maclaran, 66, Director

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

Joseph Micallef, 61, Director

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

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics and Business of Conduct

The Company does not have a written code of ethics and business of conduct policy.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2016 and 2015, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Serena B. Potash, President	2015	$30,000	$0	$0	$0	$30,000
	2016	$30,000	$0	$0	$0	$30,000

Ossie Weitzman, Chief Financial Officer	2015	$16,000	$0	$0	$0	$16,000
	2016	$24,000	$0	$0	$0	$24,000

Bruce Minsky, Secretary	2015	$0	$0	$0	$11,045	$11,045
	2016	$0	$0	$0	$5,520	$5,520

Peter Hurrell, Vice President	2015	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$0

As at December 31, 2016, the Company recorded accrued compensation of $50,909 for the Chief Financial Officer and the Secretary.

Directors Compensation

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

For the year ended December 31, 2016, no shares were issued and the Company recorded accrued compensation of $187,500 for the three Directors (Serena B. Potash, Geoffrey Maclaran and Joseph Micallef). .

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On May 1, 2015 the Company appointed Ossie Weitzman as its Chief Financial Officer and entered into an independent contractor agreement which terms called for an annual compensation of $24,000 per calendar year.

As of December 31, 2016, other than the independent contractor agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 28, 2017.

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

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	13.68%
Meyer Feiler	3,935,560	12.17%
Genesyst International Inc.	2,548,853	7.88%
Directors and Executive Officers
Serena B. Potash (5)	6,294,118	19.46%
Ossie Weitzman	0	0%
Bruce Minsky	0	0%
Peter Hurrell	3,563,740	11.02%
Geoffrey Maclaran	3,563,740	11.02%
Joseph Micallef	3,563,740	11.02%

All directors and officers as a group (5 people)		52.5%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o 56 Main Street, Monsey NY 10952.
(2)	Applicable percentages are based on 32,350,003 shares outstanding as of March 28, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.
(4)	Genesyst International Inc. has 2,262,657 shares outstanding. Of these, 727,040 are held by Eau-Viron, Inc., 474,541 shares are held by James A. Titmas, 149,504 shares are held by Susan Tomchi, and 106,386 are held by David Shriber.
(5)	Includes: (1) 1,870,000 shares of Common Stock held by Serena B. Potash; and (2) 4,424,118 shares held by Applied Bio-Fuels Limited.

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

For the year ended December 31, 2016 an officer of the Company paid operating expenses on behalf of the Company totaling $27,791 which was treated as contributed capital

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2016	December 31, 2015
Audit Fees	$13,500		$19,500
Audit Related Fees		$
Tax Fees			—
All Other Fees		$

Notes:

(1)	For the year ended December 31, 2016, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

Since incorporation and as of the fiscal year ended December 31, 2016, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)

3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp, filed April 1, 2014. (1).

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings Corp (1)

10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp and Serena B. Potash (1)

10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp and GeneSyst International, Inc. (1)

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference as an exhibit to our Form 8-k filed with the SEC on September 11, 2014.

(2)	Incorporated by reference as an exhibit to our Registration Statement on Form s-1 filed with the SEC on February 13, 2013.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

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

Dated: March 29, 2017

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Serena B. Potash
Name: Serena B. Potash
Title: President, (Duly authorized. Principal Executive Officer and Principal Financial Officer, Chairman of the Board of Directors)

Dated: March 29, 2017

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: March 29, 2017

By:	/s/ Peter Hurrell
Name: Peter Hurrell
Title: Director

Dated: March 29, 2017

By:	/s/ Joseph Micallef
Name: Joseph Micallef
Title: Director

Dated: March 29, 2017

By:	/s/ Geoffrey Maclaran
Name: Geoffrey Maclaran
Title: Director

Dated: March 29, 2017

