Form 10-Q
period 2017-03-31
Bio-En Holdings Corp.
filed 2017-05-15
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2017 there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2017

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

ASSETS	March 31, 2017 (unaudited)	December 31, 2016 audited
	$	$
Current assets:
Cash and cash equivalents	1,094	1,136
Total current assets	1,094	1,136

Purchased intangible assets, net	221,244	226,088

TOTAL ASSETS	222,338	227,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	207,600	194,033
Accounts payable – related party	210,000	187,500
Loans from related party	85,893	84,153
Total current liabilities	503,493	465,686

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	783,154	745,347

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at March 31, 2017 and December 31, 2016	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(684,982)	(642,289)
Total Stockholders’ Equity (Deficit)	(560,816)	(518,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	222,338	227,224

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2017	2016
	$	$

Revenue	-	-

Operating expenses :
General and administrative expenses
Amortization expense	4,844	4,844
Directors' compensation	22,500	22,500
Secretarial expenses	1,976	68
Filing fees	2,591	2,348
Other costs	42	42
Professional fees:-
- Accounting	6,000	6,000
- Auditor's fee	2,500	2,000
- Legal fees	2,000	10,500
	42,453	48,302
Total operating expenses
Interest expenses	240	2,250
Net loss	42,693	50,552

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders

Weighted-average number of common shares outstanding	32,350,003	32,350,000

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	$	$
Cash Flows from Operating Activities

Net loss	(42,693)	(50,552)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	4,844	4,844

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,567	16,666
Accounts payable – related party	22,500	22,500

Net cash used in operating activities	(1,782)	(6,542)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	1,740	6,500

Decrease in cash and cash equivalents	(42)	(42)

Cash and cash equivalents at beginning of the period	1,136	1,304

Cash and cash equivalents at end of the period	1,094	1,262

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2017

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the period ended March 31, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on March 31, 2017 (USD 1 = EUR 0.9355).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2017, the Company has a working capital deficit of $502,399 and a loss from operations of $42,693 and an accumulated deficit of $684,982 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Common stock equivalents totaling, 30,000 on March 31, 2017 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2017 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of March 31, 2017. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	58,672	221,244	14.4
Total identifiable intangible assets	279,916	58,672	221,244

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $4,844 during three months ended March 31, 2017.

The estimated future amortization expense of purchased intangible assets as of March 31, 2017, is as follows:

Estimated Amortization Expense
$

Remaining nine months of 2017	14,532
2018	19,376
2019	19,376
2020	19,376
2021	19,376
Thereafter	129,208
Total	221,244

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$

Account payable – related party	210,000	187,500

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$

Loan from related party	85,893	84,153

The above loan is unsecured, bears 1% interest accrued to the loan and has no set terms of repayment. This loan is repayable on demand.

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31,	December 31,
	2017	2016
	$	$
Deferred tax assets:
Pre-tax loss as reported	(42,693)	(642,289)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	14,516	218,378
Total deferred tax assets	14,516	218,378
Less: Valuation allowance	(14,516)	(218,378)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2017, the Company had approximately $684,982 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Mayer Feiler	-Greater than 10% stockholder
Applied Bio-Fuels Limited	-Greater than 10% stockholder
GeneSyst International Inc.	- Common ownership

	March 31,	December 31,
	2017	2016
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	85,893	84,153
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear 1% interest accrued to the loan and are due on demand.

Accounts payable - related party	210,000	187,500
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

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended March 31, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

In connection with the Merger, BHC entered into a Cancellation Agreement with Ms. Potash (the “Cancellation Agreement”) whereby Ms. Potash, owning an aggregate of 7,894,625 shares of the BHC’s common stock, cancelled 6,024,625 of her BHC shares.

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

While the Company still finds value in the Licensed Technology, and usage, and the possibilities of identifying and securing alternative locations to build a like-Facility in an alternative location, to maintain the Company’s viability, the Company has not been able to raise the necessary funds, thus we have been forced to reevaluate our business plans. As such, our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with a business.. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about any opportunity the Company may pursue.

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

Results of Operations

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$-	$-
Total operating expenses	42,453	48,302
Net loss	$42,693	$50,552

For the three months ended March 31, 2017 and 2016

Revenues

We are still in our development stage and did not generate any revenues during the three months ended March 31, 2017 and 2016.

Operating Expenses

We incurred total operating expenses of $42,453 and $48,302 for the three months ended March 31, 2017 and 2016, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2017 and 2016, we incurred a net loss of $42,693 and $50,552, respectively, a decrease of $7,859. This decrease was due mainly to a decrease in legal fees.

Liquidity and Capital Resources

As at March 31, 2017, the Company has a working capital deficit of $502,399, a net loss of $42,693 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibits	Description

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: May 15, 2017
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: May 15 2017
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

