Form 10-Q
period 2017-06-30
Bio-En Holdings Corp.
filed 2017-08-09
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 8, 2017 there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended June 30, 2017

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

	June 30, 2017 (unaudited)	December 31, 2016 audited
	$	$
ASSETS

Current assets:
Cash and cash equivalents	1,052	1,136
Total current assets	1,052	1,136

Purchased intangible assets, net	216,400	226,088

TOTAL ASSETS	217,452	227,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	211,683	194,033
Accounts payable – related party	232,500	187,500
Loans from related party	96,051	84,153
Total current liabilities	540,234	465,686

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	819,895	745,347

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at June 30, 2017 and December 31, 2016	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(726,609)	(642,289)
Total Stockholders’ Equity (Deficit)	(602,443)	(518,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	217,452	227,224

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	4,844	4,844	9,688	9,688
Directors' compensation	22,500	22,500	45,000	45,000
Filing fees	2,351	2,045	4,942	4,393
Other costs	42	42	84	84
Professional fees:-
- Accounting	6,000	6,000	12,000	12,000
- Auditor's fee	2,500	2,000	4,500	4,000
- Legal fees	3,710	10,500	5,710	21,000
Secretarial expenses	-	4,347	1,976	4,414
Total operating expenses	(41,947)	(52,278)	(83,900)	(100,579)

Interest expenses	180	2,723	420	4,973

Net loss	(42,127)	(55,001)	(84,320)	(105,552)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	32,350,003	32,350,003	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	$	$
Cash Flows from Operating Activities

Net loss	(84,320)	(105,552)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	9,688	9,688

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,650	38,380
Accounts payable – related party	45,000	45,000

Net cash used in operating activities	(11,982)	(12,484)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	11,898	12,400
Net cash provided by financing activities	11,898	12,400

Decrease in cash and cash equivalents	(84)	(84)

Cash and cash equivalents at beginning of the period	1,136	1,304

Cash and cash equivalents at end of the period	1,052	1,220

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended June 30, 2017

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of its operations and its cash flows for the period ended June 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on June 30, 2017 (USD 1 = EUR 0.8771).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2017, the Company has a working capital deficit of $539,182 and a loss from operations of $84,320 and an accumulated deficit of $726,709 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Common stock equivalents totaling, 30,000 on June 30, 2017 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the second quarter of 2017 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of June 30, 2017. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(63,516)	216,400	14.4
Total identifiable intangible assets	279,916	(63,516)	216,400

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $9,688 during six months ended June 30, 2017.

The estimated future amortization expense of purchased intangible assets as of June 30, 2017, is as follows:

Estimated Amortization Expense
$

Remaining six months of 2017	9,688
2018	19,376
2019	19,376
2020	19,376
2021	19,376
Thereafter	129,208
Total	216,400

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	June 30,	December 30,
	2017	2016
	(Unaudited)
	$	$

Account payable – related party	232,500	187,500

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$

Loan from related party	96,051	84,153

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended June 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2017	2016
	(Unaudited) $	$
Deferred tax assets:
Pre-tax loss as reported	(726,609)	(642,289)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	247,047	218,378
Total deferred tax assets	247,047	218,378
Less: Valuation allowance	(247,047)	(218,378)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2017, the Company had approximately $726,609 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Mayer Feiler	-Greater than 10% stockholder
Applied Bio-Fuels Limited	-Greater than 10% stockholder
GeneSyst International Inc.	- Common ownership

	June 30,	December 31,
	2017	2016
	(Unaudited) $	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	96,051	84,153
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear 1% interest accrued to the loan and are due on demand.

Accounts payable - related party	232,500	187,500
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

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended June 30, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

While the Company still finds value in the Licensed Technology, and usage, and the possibilities of identifying and securing alternative locations to build a like-Facility in an alternative location, to maintain the Company’s viability, the Company has not been able to raise the necessary funds, thus we have been forced to reevaluate our business plans. As such, our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operations

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Total operating expenses	41,947	52,278
Net loss	$42,127	$55,001

For the three months ended June 30, 2017 and 2016

Revenues

We did not generate any revenues during the three months ended June 30, 2017 and 2016.

Operating Expenses

We incurred total operating expenses of $41,947 and $52,278 for the three months ended June 30, 2017 and 2016, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2017 and 2016, we incurred a net loss of $42,127 and $55,001, respectively, a decrease of $12,874. This decrease was due mainly to a decrease in professional fees.

For the six months ended June 30, 2017 and 2016

Revenues

We did not generate any revenues during the six months ended June 30, 2017 and 2016.

Operating Expenses

We incurred total operating expenses of $83,900 and $100,579 for the six months ended June 30, 2017 and 2016, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2017 and 2016, we incurred a net loss of $84,320 and $105,552, respectively, a decrease of $21,232. This decrease was due mainly to a decrease in professional fees.

Liquidity and Capital Resources

As at June 30, 2017, the Company has a working capital deficit of $539,182, a net loss of $84,320 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company , threatened against or affecting our company, our common stock, or of our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2017.

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
Date: August 9, 2017
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: August 9, 2017
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

