Form 10-Q
period 2017-09-30
Bio-En Holdings Corp.
filed 2017-11-13
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, there were 32,350,003 shares of common stock issued and outstanding.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
	$	$
ASSETS

Current assets:
Cash and cash equivalents	1,010	1,136
Total current assets	1,010	1,136

Purchased intangible assets, net	211,608	226,088

TOTAL ASSETS	212,618	227,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	219,305	194,033
Accounts payable – related party	255,000	187,500
Loans from related party	104,045	84,153
Total current liabilities	578,350	465,686

Non-current liabilities:
Other payable	279,661	279,661

Total liabilities	858,011	745,347

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at September 30, 2017 and December 31, 2016	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(769,559)	(642,289)
Total Stockholders’ Equity (Deficit)	(645,393)	(518,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	212,618	227,224

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	4,792	4,844	14,480	14,532
Directors' compensation	22,500	22,500	67,500	67,500
Filing fees	1,951	2,081	6,893	6,474
Other costs	42	42	126	126
Professional fees:-
- Accounting	6,000	6,000	18,000	18,000
- Auditor's fee	2,500	2,000	7,000	6,000
- Legal fees	1,085	6,000	6,795	27,000
Secretarial expenses	3,820	1,106	5,796	5,520
Total operating expenses	(42,690)	(44,573)	(126,590)	(145,152)

Interest expenses	260		680	4,973

Net loss	(42,950)	(44,573)	(127,270)	(150,125)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	32,350,003	32,350,003	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	$	$
Cash Flows from Operating Activities

Net loss	(127,270)	(150,125)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	14,480	14,532

Changes in operating assets and liabilities		(2,000)
Accounts payable and accrued liabilities	25,272	53,567
Accounts payable – related party	67,500	67,500

Net cash used in operating activities	(20,018)	(16,526)

Cash Flows from Investing Activities	-

Cash Flows from Financing Activities
Proceeds from loan with related party	19,892	16,400
Net cash provided by financing activities

Decrease in cash and cash equivalents	(126)	(126)

Cash and cash equivalents at beginning of the period	1,136	1,304

Cash and cash equivalents at end of the period	1,010	1,178

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended September 30, 2017

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for the period ended September 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Euro (“EUR”) amounts have been translated into U.S. Dollars at the representative rate of exchange on September 30, 2017 (USD 1 = EUR 0.8485).

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2017, the Company has a working capital deficit of $645,393 and a loss from operations of $127,270 and an accumulated deficit of $769,559 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Common stock equivalents totaling, 30,000 on September 30, 2017 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the second quarter of 2017 and to do so would be anti-dilutive.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

The following table summarizes purchased intangible assets as of September 30, 2017. Intangible assets include costs of the initial license to use patented technologies in Malta, related to the conversion of cellulose materials into energy producing Ethanol.

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(68,308)	211,608	14.4
Total identifiable intangible assets	279,916	(68,308)	211,608

On March 23, 2014, the Company entered into an Exclusive License Agreement in Malta for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price includes; a partial initial payment of 10% of the common stock of the Company and $330,000 (including 18% VAT) payable in cash.

Amortization expense related to the purchased intangible assets was $14,480 during Nine months ended September 30, 2017.

The estimated future amortization expense of purchased intangible assets as of September 30, 2017, is as follows:

Estimated Amortization Expense
$

Remaining three months of 2017	4,896
2018	19,376
2019	19,376
2020	19,376
2021	19,376
Thereafter	129,208
Total	211,608

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

	September 30,	December 30,
	2017	2016
	(Unaudited)
	$	$

Account payable – related party	255,000	187,500

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$

Loan from related party	104,045	84,153

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended September 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30,	December 31,
	2017	2016
	(Unaudited) $	$
Deferred tax assets:
Pre-tax loss as reported	(769,559)	(642,289)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	261,650	218,378
Total deferred tax assets	261,650	218,378
Less: Valuation allowance	(261,650)	(218,378)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2017, the Company had approximately $726,609 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micalle	- Director and greater than 10% stockholder
Mr. Mayer Feiler	-Greater than 10% stockholder
Applied Bio-Fuels Limited	-Greater than 10% stockholder
GeneSyst International Inc.	- Common ownership

	September 30,	December 31,
	2017	2016
	(Unaudited) $	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	104,045	84,153
From time to time, the president of the Company provides advances to the Company for its working capital purposes. These advances bear 1% interest accrued to the loan and are due on demand.

Accounts payable - related party	255,000	187,500
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

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On September 10, 2014 (the “Closing Date”), Bio-En Holdings Corp. (the “Company” or “BHC”) closed on a Share Exchange/Merger Agreement, dated August 21, 2014, (the “Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director of BHC and the majority shareholder of BHC. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into BHC, with BHC to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and BHC succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was September 30, the Company’s fiscal year-end remains December 31.

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

Results of Operations

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Total operating expenses	42,273	52,278
Net loss	$42,273	$52,278

For the three months ended September 30, 2017 and 2016

Revenues

We did not generate any revenues during the three months ended September 30, 2017 and 2016.

Operating Expenses

We incurred total operating expenses of $42,273 and $52,278 for the three months ended September 30, 2017 and 2016, respectively. All of these expenses were related to general and administrative expenses.

Net Loss

During the three months ended September 30, 2017 and 2016, we incurred a net loss of $42,273 and $55,001, respectively, a decrease of $12,874. This decrease was due mainly to a decrease in professional fees.

For the Nine months ended September 30, 2017 and 2016

Revenues

We did not generate any revenues during the Nine months ended September 30, 2017 and 2016.

Operating Expenses

We incurred total operating expenses of $126,593 and $150,125 for the nine months ended September 30, 2017 and 2016, respectively. All of these expenses were related to general and administrative expenses.

Net Loss

During the nine months ended September 30, 2017 and 2016, we incurred a net loss of $126,593 and $150,125, respectively, a decrease of $23,532. This decrease was due mainly to a decrease in professional fees.

Liquidity and Capital Resources

As at September 30, 2017, the Company has a working capital deficit of $539,182, a net loss of $126,593 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

As described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we determined that we did not maintain effective internal control over the accounting including: (1) lack of an audit committee; (2) lack of form authorization and timely approval with related parties and for significant corporate transactions; (3) lack of segregation of duties; and (4) lack of review and disclosure controls.

Although we have made progress in the remediation of these issues, as indicated below, sufficient time needs to pass before we can conclude that newly implemented controls are operating effectively and that the material weaknesses have been adequately remediated. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Remediation of Material Weakness in Internal Control over Financial Reporting

As noted in the Form 10-K for the year ended December 31, 2016, an audit committee has been established. The Company is also actively evaluating its internal control structure to identify the need for additional resources to ensure appropriate segregation of duties. We expect to make additional improvements and enhancements during the remainder of 2017. When fully implemented and operational, we believe the enhanced procedures will remediate the material weaknesses we have identified and generally strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

(b)	Changes in Internal Control over Financial Reporting.

As part of the acquisition of CFS the Company acquired additional accounting personnel. In addition the Company created a director of SEC compliance position to amongst other things oversee the internal control over the financial reporting process. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or of our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the three months ended September 30, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibits	Description

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: November 13, 2017
	By:	/s/ Serena B. Potash
Serena B. Potash
President
(Principal Executive Officer)

Date: November 13, 2017
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

