Form 10-K
period 2017-12-31
Bio-En Holdings Corp.
filed 2018-04-16
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186629

BIO-EN HOLDINGS CORP

(Exact name of Registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Penhorn Avenue,
Unit 2, Secaucus, New Jersey 07094	10952
(Address of principal executive offices)	(Zip Code)

(845) 364-7151

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value

Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As April 12, 2018 there were 77,350,003 shares of common stock issued and outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this Annual Report, the terms “Company”, "W(w)e," "U(u)s," "O(o)ur," "Bio-En Holdings Corp., “Bio-En”, “BHC”," and “Issuer” mean Bio-En Holdings Corp., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

Company (formerly Olivia Inc.) is a Delaware corporation, incorporated on August 2, 2011. As mentioned previously, the Company initially intended to be a world leader by setting the standard for waste to bio-fuel technologies. The Company held a license agreement for a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

The Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”).

The Company was not successful in obtaining the full funding required to establish the Facility. No longer looking to utilize the Licensed Technology and/or pursuing the establishment of the Facility, the Company is considering new investments opportunities, as discussed below.

Our Corporate History and Background

The Company, through its merger (“Merger”) with Bio-En Corp (“BEC”), entered into the development stage and devoted substantially all of its efforts to the development of its business plan, whereby Company intended to be a world leader of setting the standard for waste to bio-fuel technologies. The Company intended to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy operation at the Facility, the same contingent on sufficient capital funding.  The Company’s fiscal year-end is December 31.

New Opportunities

With the inability to raise the necessary funds we have been forced to reevaluate our business plans. As such, our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with an existing business to generate immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the potential candidates, and our relative negotiating strength with such candidates. It is likely that we will require its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business will own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such transaction.

Our present stockholders may not be left with control of a majority of our voting shares following the formation of a new business or an acquisition. As part of such a transaction, all or a majority of our directors and officers may resign and new directors may be appointed.

In the case of an acquisition, the transaction may be accomplished upon determination of the Company’s Board of Directors (“Board”), without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it may be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

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

Other than as discussed above, none of our officers or our directors have not yet had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of being a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Employees

We presently have no employees apart from our management.  We have several consultants who currently provide services to us. Some of them are compensated for their services through the issuance of Company shares, which may result in further dilution to our stockholders.  We may hire additional employees, consultants, and recruit senior executive members as officers and directors, as needed, which persons/entities may be instrumental in forming a new business or we may acquire another business with a full management team already on board.

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

In particular we must raise additional capital from external sources to carry out our pursued business plan. If we are unable to generate the required additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.  We currently have no commitments to obtain additional capital, and there can be no assurance that any financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in raising additional working capital to support our operations and implement our business plan, we may be forced to curtail our operations, take additional measures to reduce costs, modify our business plan, and consider strategic alternatives that could include a sale of our business or filing for bankruptcy protection.

Our management will be subject to greater demands and we will incur increased costs as a result of being a public company, which could affect our profitability and operating results.  Our accounting, internal audit and other management systems and resources may not be adequately prepared for these demands.

We are a public reporting company in the United States subject to the information and reporting requirements of the Securities Exchange Act of 1934 and the compliance obligations of the Sarbanes-Oxley Act of 2002. As a public reporting company, we incur significant legal, accounting, investor relations and other expenses. These significant expenses could affect our profitability and our results of operations.

Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will eventually need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to then accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for the successful management for our operations and the execution of our business plan(s). We do not have employment agreements with our officers or other key personnel.   The loss of any of our officers could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

It may be more difficult for us to retain or attract officers and directors due to the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934.  The enactment of the Sarbanes-Oxley Act of 2002 led to a series of rules and regulations by the SEC that significantly increases the responsibilities and potential liabilities of directors and executive officers.   Because of the perceived increased personal risk associated with acting as an executive officer or director of a public company, we may be unable, or it may be significantly more expensive, to attract and retain qualified executive officers and directors.

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

The market price of our common stock may be particularly volatile and our stockholders may be unable to sell their common stock at or above their purchase price, which may result in substantial losses to a stockholder.

If a public market for our common stock develops, it may be characterized by significant price volatility when compared to seasoned issuers. We expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.   Fluctuations in share price could be based on various factors in addition to those otherwise described in this prospectus, including:

•	Our operating performance and the performance of our competitors;
•	The public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	Changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
•	Variations in general economic conditions;
•	The number of shares to be publicly traded after this offering;
•	Actions of our existing stockholders, including sales of common stock by our directors and executive officers;
•	The arrival or departure of key personnel; and
•	Other developments affecting us, our industry or our competitors.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance and financial condition.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

There is presently no public market for our common stock.   If a public market for our shares develops in the future, many of our stockholders may, subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933 in the case of some stockholders, desire to sell their shares. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

It is expected our common stock will be trading at less than $5.00 per share and is therefore subject to the SEC penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of a stockholder to resell our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We cannot give assurance that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot give assurance that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. Our executive offices are located at 201 Penhorn Avenue, Unit 2, Secaucus, New Jersey 07094. Our officers currently work from their homes and the Company does not pay any rent. The mailing address is a private address and is provided at no cost to the Company.

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

As of April 12, 2018 we had 54 shareholders of our common stock.

(c)	Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2017, there were no sales of unregistered securities by the Company.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2017 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview and Plan of Operation

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Company.

The Company has been unsuccessful in obtaining the full funding required for its business plan. Consequently, the Company is searching/researching for new investments opportunities, as discussed below.

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2017 and 2016

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2017.

Operating Expenses

Our operating expenses for the year ended December 31, 2017, net of write back of Directors’ Compensation and other adjustments arising on the Transfer of Ownership were minus $308,683 as compared to $195,624 for the same period at December 31, 2016. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Net loss

Our profit loss for the year ended December 31, 2017 was $308,683 as compared to a loss of $195,624 for the same period at December 31, 2016. As we did not generate any revenues during the year ended December 31, 2017, our net profit or loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net profit of $308,683 as of December 31, 2017, and a working capital deficit of $209,440 and accumulated deficit of $333,607 at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended December 31, 2017 was minus $13,077 as compared to $27,959 for the same period ended December 31, 2016.

Net cash provided by financing activities in the year ended December 31, 2017 was minus $14,153. As compared to $27,791.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2017.

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

The Company accounts for Share–Based Payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the Share–Based Payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Recently Issued Accounting Pronouncements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIO-EN HOLDINGS CORP

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2017

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bio-En Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the periods ended December 31, 2017, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2017, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2014.

Jerusalem, Israel

15/04/2018

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

ASSETS	December 31 2017	December 31 2016
	$	$
Current assets:
Cash and cash equivalents	60	1,136
Total current assets	60	1,136

Purchased intangible assets, net	-	226,088

TOTAL ASSETS	60	227,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	139,500	194,033
Accounts payable – related party	-	187,500
Loans from related party	70,000	84,153
Total current liabilities	209,500	465,686

Non-current liabilities:
Other payable	-	279,661

Total liabilities	209,500	745,347

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,350,003 shares issued and outstanding at December 31, 2017 and 2016	3,235	3,235
Additional paid-in capital	120,931	120,931
Accumulated deficit	(333,606)	(642,289)
Total Stockholders’ Equity	(209,440)	(518,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	60	227,224

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Revenue	-	-

General and administrative (income) expenses :

Amortization expense	-	19,429
Directors' compensation	(187,500)	90,000
Filing fees	9,062	10,165
Secretarial expenses	17,821	6,593
Other costs	168	168
Professional fees:-
- Accounting	(21,000)	22,000
- Auditing	(2,027)	13,500
- Legal fees	(39,177)	27,000
Total General and administrative (income) expenses	(222,653)	188,855

Other (income) expenses
Profit on Write Back of Related Party Loan	(33,137)	-
Profit on Cancellation of Technology Agreement	(53,573)	-
Interest expenses	680	6,769

Net profit (loss)	308,683	(195,624)

Profit (Loss) per share - basic and diluted:

Net Profit (loss) per common share	0.01	(0.01)

Weighted average number of common shares outstanding	32,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
		$		$	$	$	$

Balance at January 1, 2016	-	-	32,350,003	3,235	120,931	(446,665)	(322,499)

Loss for the year	-	-	-	-	-	(195,624)	(195,624)

Balance at December 31, 2016	-	-	32,350,003	3,235	120,931	(642,289)	(518,123)

Profit for the year	-	-	-	-	-	308,683	308,683

Balance at December 31, 2017	-	-	32,350,003	3,235	120,931	(333,606)	(209,440)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016
	$
Cash Flows from Operating Activities

Net profit (loss)	308,683	(195,624)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	-	19,429
Profit Arising on Cancellation of Technology License	(53,573)	-

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(54,533)	58,236
Accounts payable - related party	(187,500)	90,000

Net cash used in operating activities	13,077	(27,959)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	(14,153)	27,791
Net cash provided by financing activities	(14,153)	27,791

Movement in cash and cash equivalents	(1,076)	(168)

Cash and cash equivalents at beginning of the year	1,136	1,304

Cash and cash equivalents at end of the year	60	1,136

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Company, formerly Olivia Inc., is a Delaware company, incorporated under the laws of the State of Delaware on August 2, 2011.

Effective August 21, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On August 21, 2014, Bio-En Corp merged with, and into Company with Company being the surviving entity of the merger.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2017, the Company has a working capital deficit of $209,440 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Risks and Uncertainties

The Company may operate in industries that are subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

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

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

On March 23, 2014, the Company entered into an Exclusive License Agreement with GeneSyst International, Inc., a Delaware corporation (“Genesyst”), for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price included a partial initial payment of 10% of the common stock of the Company and $330,000 (including VAT) payable in cash.

The following table summarizes purchased intangible assets as of December 31, 2016:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$
Finite lived intangible assets
License rights	279,916	(53,828)	226,088	14.4
Total identifiable intangible assets	279,916	(53,828)	226,088

On November 16, 2017 the Exclusive License Agreement was cancelled by mutual consent. Consequently, the Net Carrying Amount was written off and the Accumulated Amortization up to that date was written back. In addition, a loan repayable to GeneSyst was also cancelled. This resulted in a net overall profit of $53,573.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2017	2016
	$	$
Loan from related party	70,000	84,153

The above loan is unsecured, bears 1% interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLE

	December 31,	December 31,
	2017	2016
	$	$

License rights	-	279,661

The above payable arose from the acquisition of License Rights purchase from GeneSyst International, Inc. a Delaware Corporation and licensor of exclusive rights to patents for the conversion of cellulose material into energy producing Ethanol. The above loan is unsecured, bears no interest and is repayable once the Company has raised $10,000,000. As described earlier, the loan was cancelled as part of the agreement to cancel the related Exclusive License Agreement with GeneSyst International, Inc.

NOTE 6 – STOCKHOLDER’S EQUITY

Merger

On August 21, 2014 the Company entered into a Share Exchange/Merger Agreement, between Company, Serena B. Potash (the “Principal Shareholder”) and Bio-En Corp., a Delaware corporation. On August 21, 2014, we filed a Certificate of Merger in the State of Delaware whereby Bio-En Corp. merged with Company, with Company the surviving entity.

In conjunction with the Share Exchange/Merger Agreement, all of the issued and outstanding shares of Bio-En Corp. at August 21, 2014 were exchanged for 28,980,000 shares of Company common stock.

Common Stock

For the period from January 6, 2014 to March 31, 2014, the Company issued 4,409,196 shares of common stock at $0.0001 per share for $441.00, for professional services.

On March 23, 2014 the Company issued 2,548,853 shares of common stock at $0.0001 per share for $255.00, as consideration to purchase license rights to develop and use patented intellectual property as described in note 3.

For the period between January 6, 2014 and March 31, 2014 the Company issued 23,041,951 shares of common stock to related parties at $0.0001 per share for $2,304.00 to related parties for services.

On March 12, 2018 the Company completed the issuance of 40,000,000 shares of common stock to related parties at $0.00525 per share for $210,000.00.

Cancellation of Shares

On August 21, 2014, pursuant to the Share Exchange/Merger Agreement, Ms. Potash, the then principal shareholder of Company owning an aggregate of 7,894,625 shares of Company common stock, agreed to cancel 6,024,601 of her shareholdings. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 7 – INCOME TAXES

The provision/benefit for income taxes for the year ended December 31, 2017 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2017	2016
	$	$
Deferred tax assets:
Pre-tax profit/(loss) as reported	(333,606)	(642,289)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	113,426	218,378
Total deferred tax assets	113,426	218,378
Less: Valuation allowance	(113,426))	(218,378)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2017, the Company had approximately $333,606 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2037.

NOTE 8– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of December 31, 2017, have been identified as related parties:

Ms. Serena Potash	- President/Director
Mr. Bruce Minsky	- Company Secretary
Mr. Peter Hurrell	- Vice President and greater than 10% stockholder
Mr. Geoffrey McLaren	- Director and greater than 10% stockholder
Mr. Joseph Micallef	- Director and greater than 10% stockholder
Applied Bio-Fuels Limited	- Greater than 10% stockholder
Mr. Meyer Feiler	- Greater than 10% stockholder

	December 31,	December 31,
	2017	2016
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	70,000	84,153
From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear 1% interest and are due on demand.

Accounts payable - Directors	-	187,500
On December 1, 2014, the Company implemented a Director Compensation package paying each Director $30,000 per calendar year, payable in equal payments on the first day of each calendar quarter. Under the terms of the Transfer of Ownership the directors agreed to waive their unpaid compensation.

Income Statement:
Compensation (income) expense - Directors	(187,500)	90,000

NOTE 9 – SUBSEQUENT EVENTS

On March 12, 2018, Bio-En Holdings Corp. (the “Company”) and Baruch Adika and Shlomi Shany (the “Purchaser(s)”) finalized the closing of a Stock Sale Agreement (the “Stock Agreement”), whereby the Purchasers completed the purchase of 40,000,000 shares of Company common stock, par value $0.0001 per share (the “Shares”), the Shares, after the Closing, representing approximately 55% of the issued and outstanding common stock of the Company, for an aggregate purchase price of $210,000.00 (the “Purchase Price”), the Purchase Price allocated and distributed to pay/settle certain creditors of Company.

The foregoing description of the terms of the Stock Agreement is qualified in its entirety by reference to the provisions of the Stock Agreement filed as Exhibit 10.1 to this Report (this “Report”), which is incorporated by reference herein.

In connection with the closing of the Stock Agreement, on March 12, 2018, Serena Potash, Geoffrey Maclean and Joseph Micallef submitted to the Company resignation letters pursuant to which they resigned from their positions as officers and member of the Board of Directors of the Company. Ms. Potash’s, Mr. Maclaren’s and Mr. Micallef’s resignations were not a result of any disagreements relating to the Company’s operations, policies or practices.

On March 12, 2018, the Board of Directors of the Company (the “Board”) appointed: (i) Baruch Adika to serve as the President and a member of the Board; and (ii) Shlomi Shany to serve as Executive Vice-President and a member of the Board and, (iii) contemporaneously, accepted the resignations of Ms. Potash, Mr. Maclaren and Mr. Micallef.

The Purchase Price was distributed to those Company’s creditors, with those creditors providing Company and Purchaser with an acknowledgement and general release in favor of Company and Purchaser.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors And Executive Officers

The following table sets forth the names and ages of all of our directors, executive officers and key employees; and all positions and offices held as of the date of this Report. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Executive officers are elected by the Board and serve at the discretion of the Board.

Name	Age	Position
Baruch Adika	39	President, Chairman of the Board of Directors
Shlomi Shani	50	Executive Vice President & Director
Ossie Weitzman	63	Chief Financial Officer
Bruce Minsky	54	Corporate Secretary

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Baruch Adika, 39, President and Director.

Baruch Adika with an extensive track record of effective and multifaceted turnaround strategies for globally recognized brands, is currently the President and Chief Executive Officer of W. Showroom, Inc., Sourcing Society Inc. and Brand Defender Inc.

Shlomi Shany, 50, Executive Vice-President and Director.

Shlomi Shany has been active in the Israeli stock market for over 20 years as a financial advisor and consultant in the field of mergers and acquisitions, specializing in merging private companies into public companies. Shany also heads an investors group focusing on start-up companies in the technology and medical field, including Safe-T Group, Ltd., an Israeli cyber company.

Ossie Weitzman, 63, Chief Financial Officer

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

Bruce Minsky, 54, Corporate Secretary

Bruce W. Minsky, Company’s Corporate Secretary, is a graduate of Boston University (B.A., 1985), Southwestern University School of Law (J.D., 1988), and Boston University – Morin Center for Banking Law Studies (LLM in American Banking, 1989). Mr. Minsky is the managing partner of Law Offices of Bruce W. Minsky, P.C., a private law firm specializing in individual business/in-house legal counseling. Prior to the Law Offices of Bruce W. Minsky, P.C., Mr. Minsky was Vice-President/House Counsel for Banco Popular North America, a multi-billion dollar domestic bank, from 1991 to 2004, and a trial/litigation/appellate associate of business matters at Quirk & Bakalor, P.C. from 1989 to 2001. Mr. Minsky has years of experience in the gamut of legal services ranging from Consumer/Commercial finance products/services, Corporate Governance, Real Estate, Business/Portfolio transactions, as well as acquisitions matters, to Advertising, Technology, Marketing, Labor, SEC, Finance and Tax scenarios, along with an array of Operational, Compliance and Regulatory oversights. Mr. Minsky is currently the Village Attorney for the Village of New Hempstead.

Committees

The Board has no standing committees.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Audit Committee Financial Expert

Our Board does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

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

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

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

Code of Ethics and Business of Conduct

The Company does not currently have a written code of ethics and business of conduct policy.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2017 and 2016, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus		Option Awards		All Other Compensation	Total ($)
Serena B. Potash, President	2015		$30,000		$0		$0	$0	$30,000
	2016		$30,000		$0		$0	$0	$30,000
	2017		$(62,500)		$0		$0	$0	$(62,500)
Ossie Weitzman, Chief Financial Officer	2015		$16,000		$0		$0	$0	$16,000
	2016		$24,000		$0		$0	$0	$24,000
	2017		(15,000)		$0		$0	$0	$(15,000)
Bruce Minsky, Secretary	2015		$0		$0		$0	$11,045	$11,045
	2016		$0		$0		$0	$5,520	$5,520
	2017	$		$		$		$17,821	$17,821
Peter Hurrell, Vice President	2015		$0		$0		$0	$0	$0
	2016		$0		$0		$0	$0	$0
	2017		$0		$0		$0	$0	$0

Directors Compensation

On December 1, 2014, the Company implemented a Director Service Agreement, whereby the Company will pay each Director $30,000 per calendar year, payable in equal payments on the first day of each calendar quarter. In lieu of the Directors receiving quarterly fees in cash, the Company may, at the election of the Directors, pay the Directors in shares of the Company’s common stock. The conversion price of each issuance is calculated by the average of the closing price per share of the Company’s common stock on the five consecutive days trading days ending on the trading day immediately preceding end of the quarter discounted by 30%.

As part of the Transfer of Ownership Agreement effective January 8, 2018 Serena B. Potash, Geoffrey Maclaran and Joseph Micallef agreed to waive unpaid salaries in the combined sum of $270,000.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On May 1, 2015 the Company appointed Ossie Weitzman as its Chief Financial Officer and entered into an Independent Contractor Agreement which terms called for an annual compensation of $24,000 per calendar year.

As of December 31, 2017, other than the Independent Contractor Agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of April 12, 2018.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	5.728%
Meyer Feiler	3,935,560	5.09%

Directors and Executive Officers
Baruch Adika	12,000,000	15.5%
Shlomi Shany	12,000,000	15.5%

Ossie Weitzman	0	0%
Bruce Minsky	0	0%

All directors and officers as a group (5 people)		30.1%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Unit 2, Secaucus, New Jersey 07094
(2)	Applicable percentages are based on 77,850,00 shares outstanding as of April 12 , 2018, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.

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

On September 10, 2014, Company closed on a Share Exchange/Merger Agreement, dated August 21, 2014 (“Merger”), by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“BEC”) and (iii) Serena B. Potash. Prior to the Merger, Ms. Potash was an officer and sole director, and majority shareholder of BEC. Pursuant to the Share Exchange/Merger Agreement, BEC merged with and into Company, with Company to continue as the surviving corporation in the Merger, and Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2017	December 31, 2016
Audit Fees	$10,000		$13,500
Audit Related Fees		$
Tax Fees			—
All Other Fees		$

Notes:

(1)	For the year ended December 31, 2017, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

Since incorporation and as of the fiscal year ended December 31, 2017, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)

3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp, filed April 1, 2014. (1).

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings Corp (1)

10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp and Serena B. Potash (1)

10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp and GeneSyst International, Inc. (1)

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference as an exhibit to our Form 8-k filed with the SEC on September 11, 2014.

(2)	Incorporated by reference as an exhibit to our Registration Statement on Form s-1 filed with the SEC on February 13, 2013.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-En Holdings Corp
(Registrant)

By:	/s/ Baruch Adika
Name: Baruch Adika
Title: President, (Duly authorized. Principal Executive Officer)

Dated: April 15, 2018

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: April 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Baruch Adika
Name: Baruch Adika
Title: President, (Duly authorized. Principal Executive Officer and, Chairman of the Board of Directors)

Dated: April 15, 2018

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: April 15, 2018

By:	/s/ Shlomi Shany
Name: Shlomi Shany
Title: Director

Dated: April 15, 2018

