Form 10-Q
period 2018-03-31
Bio-En Holdings Corp.
filed 2018-05-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-186629

Bio-En Holdings Corp.

(Name of registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Penhorn Avenue

Unit 2, Secaucus, New Jersey 07094

(Address of principal executive offices) (Zip Code)

215-768-9476

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 12, 2018 there were 72,350,003 shares of common stock issued and outstanding.  See Note 4 of Interim Financial Statements.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2018

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

ASSETS	March 31, 2018 (unaudited)	December 31, 2017 audited
	$	$
Current assets:
Cash and cash equivalents	18	60
Sundry debtor	500	-
Total current assets	518	60

TOTAL ASSETS	518	60

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	19,710	139,500
Loans from related party	-	70,000
Total current liabilities	19,710	209,500

Total liabilities	19,710	209,500

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 72,350,003 shares issued and outstanding at March 31, 2018 and 32,350,003 shares issued and outstanding at December 31, 2017	7,235	3,235
Additional paid-in capital	326,931	120,931
Accumulated deficit	(353,358)	(333,606)
Total Stockholders’ Equity (Deficit)	(19,192)	(209,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	518	60

The accompanying notes are an integral part of these financial statements.

F - 1

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2018	2017
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses
Amortization expense	-	4,844
Directors' compensation	-	22,500
Secretarial expenses	1,642	1,976
Filing fees	3,068	2,591
Other costs	42	42
Professional fees:-
- Accounting	2,000	6,000
- Auditor's fee	13,000	2,500
- Legal fees	-	2,000
Total operating expenses	19,752	42,453

Interest expenses	-	240
Net loss	19,752	42,693

Net loss per common share - basic and diluted	(0.00)	(0.00)
Net loss per share attributable to common stockholders

Weighted-average number of common shares outstanding	51,159,864	32,350,000

The accompanying notes are an integral part of these financial statements.

F - 2

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	$	$
Cash Flows from Operating Activities

Net loss	(19,752)	(42,693)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	-	4,844

Changes in operating assets and liabilities:
Sundry debtor	(500)	-
Accounts payable and accrued liabilities	(119,790)	13,567
Accounts payable – related party	(70,000)	22,500

Net cash used in operating activities	(210,042)	(1,782)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loan with related party	-	1,740
Stocks Issuance	210,000	-
Net cash provided by financing activities	210,000	1,740

Decrease in cash and cash equivalents	(42)	(42)

Cash and cash equivalents at beginning of the period	60	1,136

Cash and cash equivalents at end of the period	18	1,094

The accompanying notes are an integral part of these financial statements.

F - 3

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia Inc.) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company had intended to be a world leader of setting the standard for waste to bio-fuel technologies (“Bio-Fuel Plan”). The Company had a then expectation to plan, design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta (“Facility”) . Due to an inability to raise the necessary funds, Company disbanded its efforts to pursue the Bio-Fuel Plan and Facility.

Effective August 21, 2014, the Company filed with the State of Delaware a Certificate of Amendment to its Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On August 21, 2014, as pursuant to a Share Exchange/Merger Agreement (“Merger Agreement”) Bio-En Corp merged with, and into Bio-En Holdings Corp (formerly Olivia Inc.), with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014 and each issued and outstanding share of common stock of Bio En Corp was converted into one share of common stock in Bio-En Holdings Corp.

The completion of the Merger Agreement resulted in a change of control. The Merger Agreement was accounted for as a reverse merger and recapitalization, with Bio-En Corp regarded as the accounting acquirer, since Bio En Corp Shareholders collectively beneficially owned approximately 89.6% of the common stock immediately after the Exchange.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2018, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of its operations and its cash flows for the period ended March 31, 2018. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2018. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2017, filed with the SEC, for additional information, including significant accounting policies.

Functional and Reporting Currency

The Company's reporting currency is the U.S. dollar. The Company’s functional currency is US dollars. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/ (loss) within stockholders’ equity.

F - 4

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2018, the Company has a working capital deficit of $19,192 and a loss from operations of $19,752 and an accumulated deficit of $353,358 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

F - 5

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

Common stock equivalents totaling, 30,000 on March 31, 2018 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2018 and to do so would be anti-dilutive.

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

F - 6

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

F - 7

NOTE 3 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$

Loan from related party	-	70,000

The above loan is unsecured, bears 1% interest accrued to the loan and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Merger

On August 21, 2014 the Company entered into a Share Exchange/Merger Agreement (“Merger Agreement”), between Bio-En Holdings Corp f/k/a Olivia, Inc. a Delaware corporation, Serena B. Potash (the Principal Shareholder) and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) we filed a certificate of merger in the State of Delaware whereby Bio-En Corp merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

In connection with the Merger Agreement, and as to the then Chief Executive Officer and Director, Ms. Potash, the Agreement provided for; the cancellation by Ms. Potash of 6,024,625 shares of the Company’s common stock representing 84% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

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

On March 12, 2018 the Company completed the issuance of 40,000,000 shares of Common Stock at $0.00525 per share for $210,000.

The list of shareholders maintained by the registrars shows a total of 77,350,003 shares of common stock issued and outstanding as at April 12 2018.  The directors are of the opinion that the list of shareholders is incorrect as (i) They are not aware of any shares over and above 72,350,003 having been issued and (ii) The list contains the names of several shareholders who are known to have disposed of their shares.  Discussions are progressing between the Registrars and the Company Secretary to resolve this matter.

Additional Paid-in Capital

During 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital.

Cancellation of Shares

On August 21, 2014, the Company entered into the Merger Agreement with Bio-En Holdings Corp., a then Delaware corporation. Pursuant to the Merger Agreement, Ms. Potash, the principal shareholder of Bio-En Holdings Corp. owning an aggregate of 7,894,625 shares of Bio-En Holding Corp. common stock, agreed to cancel 6,024,601 of her shares. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 5 – INCOME TAXES

The (benefit)/ provision for income taxes for the periods ended March 31, 2018 and December 31, 2017 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

F - 8

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	19,752	(333,606)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	(6,716)	113,426
Total deferred tax assets	(6,716)	113,426
Less: Valuation allowance	6,716	(113,426)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2018, the Company had approximately $353,358 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2038.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of March 31, 2018 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Shlomi Shany	- Director and greater than 10% shareholder
Mr. Bruce Minsky	- Secretary

F - 9

	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	-	70,000
From time to time, the former president of the Company provided advances to the Company for its working capital purposes. These advances bear 1% interest accrued to the loan and are due on demand.

F - 10

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

F - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “we”, and “our”) for the quarter ended March 31, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On September 10, 2014 (the “Closing Date”), Bio-En Holdings Corp. (the “Company” or “BHC”) closed on a Share Exchange/Merger Agreement, dated August 21, 2014, (the “Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director of BHC and the majority shareholder of Company. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into BHC, with BHC to continue as the surviving corporation (the “Surviving Corporation”) in the Merger, and BHC succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was June 30, the Company’s fiscal year-end remains December 31.

In connection with the Merger, Company entered into a Cancellation Agreement with Ms. Potash (the “Cancellation Agreement”) whereby Ms. Potash, owning an aggregate of 7,894,625 shares of the Company’s common stock, cancelled 6,024,625 of her BHC shares.

The Company initially intended to be a world leader by setting the standard for waste to bio-fuel technologies. The Company held a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

The Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”). However, the Company was not successful in obtaining the full funding required to establish the Facility. Consequently, the Company is searching/researching for new investments opportunities, as discussed below.

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

On March 12, 2018, the Company and Baruch Adika and Shlomi Shany (the “Purchaser(s)”) finalized the closing of a Stock Sale Agreement (the “Stock Agreement”), whereby the Purchasers completed the purchase of 40,000,000 shares of Company common stock, par value $0.0001 per share (the “Shares”), the Shares, after the Closing, representing approximately 55% of the issued and outstanding common stock of the Company, for an aggregate purchase price of $210,000.00 (the “Purchase Price”), the Purchase Price allocated and distributed to pay/settle certain creditors of Company.

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

The Purchase Price was distributed to identified Company’s creditors, with those creditors providing Company and Purchaser with an acknowledgement and general release in favor of Company.

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

Results of Operations

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Revenues	$		$-
Total operating expenses		19,752	42,453
Net loss		$19,752	$42,693

For the three months ended March 31, 2018 and 2017

Revenues

We are still in our development stage and did not generate any revenues during the three months ended March 31, 2018 and 2017.

Operating Expenses

We incurred total operating expenses of $19,752 and $42,453 for the three months ended March 31, 2018 and 2017, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2018 and 2017, we incurred a net loss of $19,752 and $42,453, respectively, a decrease of $22,701. This decrease was due mainly to a decrease in directors’ fees.

Liquidity and Capital Resources

As at March 31, 2018, the Company has a working capital deficit of $19,192, a net loss of $19,752 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2018 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2018.

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

BIO-EN HOLDINGS CORP.
Date: May 14, 2018
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: May 14, 2018
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

