Form 10-Q
period 2018-06-30
Bio-En Holdings Corp.
filed 2018-08-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1 , 2018 there were 77,350,003 shares of common stock issued and outstanding.  See Note 4 of Interim Financial Statements.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended June 30, 2018

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

ASSETS	June 30, 2018 (unaudited)	December 31, 2017 (audited)
	$	$
Current assets:
Cash and cash equivalents	-	60
Sundry debtor	26,750	-
Total current assets	26,750	60

TOTAL ASSETS	26,750	60

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	23,950	139,500
Loans from related party	12,000	70,000
Total current liabilities	35,950	209,500

Total liabilities	35,950	209,500

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at June 30, 2018 and 32,350,003 shares issued and outstanding at December 31, 2017	7,735	3,235
Additional paid-in capital	352,681	120,931
Accumulated deficit	(369,616)	(333,606)
Total Stockholders’ Equity (Deficit)	(9,200)	(209,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	26,750	60

The accompanying notes are an integral part of these financial statements.

F - 1

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	-	4,844	-	9,688
Directors' compensation	-	22,500	-	45,000
Filing fees	3,456	2,351	6,524	4,942
Other costs	18	42	60	84
Professional fees:-
- Accounting	6,000	6,000	8,000	12,000
- Auditor's fee	3,000	2,500	16,000	4,500
- Legal fees	-	3,710	-	5,710
Secretarial expenses	3,784		5,426	1,976
Total operating expenses	16,258	41,947	36,010	83,900

Interest expenses	-	180	-	420

Net loss	(16,258)	(42,127)	(36,010)	(84,320)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	77,350,003	32,350,003	59,350,002	32,350,003

The accompanying notes are an integral part of these financial statements.

F - 2

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	$	$
Cash Flows from Operating Activities

Net loss	(36,010)	(84,320)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	-	9,688

Changes in operating assets and liabilities:
Sundry debtor	(26,750)	-
Accounts payable and accrued liabilities	(115,550)	17,650
Accounts payable – related party	(58,000)	45,000

Net cash used in operating activities	(236,310)	(11,982)

Cash Flows from Investing Activities	-	-
	(236,310)	(11,982)
Cash Flows from Financing Activities
Proceeds from loan with related party	-	11,898
Stocks Issuance	236,250	-
Net cash provided by financing activities	236,250	11,898

Decrease in cash and cash equivalents	(60)	(84)

Cash and cash equivalents at beginning of the period	60	1,136

Cash and cash equivalents at end of the period	0	1,052

The accompanying notes are an integral part of these financial statements.

F - 3

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia Inc.) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company had intended to be a world leader of setting the standard for waste to bio-fuel technologies (“Bio-Fuel Plan”). The Company had a then expectation to plan, design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta (“Facility”). Due to an inability to raise the necessary funds Company disbanded its efforts to pursue the Bio-Fuel Plan and Facility.

Effective August 21, 2014, the Company filed with the State of Delaware a Certificate of Amendment to its Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

As pursuant to a Share Exchange/Merger Agreement, dated August 21, 2014 (“Merger Agreement”) Bio-En Corp merged with, and into Bio-En Holdings Corp., with Bio-En Corp being the surviving entity of the merger and changing its name to Bio-En Holdings Corp. This transaction closed on September 10, 2014 and each issued and outstanding share of common stock of Bio-En Corp was converted into one share of common stock in Bio-En Holdings Corp.

The completion of the Merger Agreement resulted in a change of control. The Merger Agreement was accounted for as a reverse merger and recapitalization, with Bio-En Corp. regarded as the accounting acquirer, since Bio-En Corp. shareholders collectively beneficially owned approximately 89.6% of the common stock immediately after the closing of the Merger Agreement.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2018, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of its operations and its cash flows for the period ended June 30, 2018. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2018. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2017, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2018, the Company has a working capital deficit of $9,200 and a loss from operations of $36,010 and an accumulated deficit of $369,616 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

Management has identified public or private placement offerings to raise additional funds.

This current inability to generate revenue raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company may intend to operate in an industry that is subject to rapid change. The Company's operations may then be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Business Segments

The Company had operated in one segment and therefore segment information is/was not presented.

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

Common stock equivalents totaling, 30,000 on June 30, 2018 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2018 and to do so would be anti-dilutive.

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

F - 7

NOTE 3 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$

Loan from related party	12,000	70,000

The above loan is unsecured and is repayable on demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Merger

On August 21, 2014 the Company entered into Merger Agreement between Bio-En Holdings Corp f/k/a Olivia, Inc. a Delaware corporation, Serena B. Potash, the Principal Shareholder, and Bio-En Corp, a Delaware corporation. On August 21, 2014 (the “Closing Date”) Company filed a Certificate of Merger in the State of Delaware whereby Bio-En Corp. merged with Bio-En Holdings Corp, with Bio-En Holdings Corp the surviving entity.

In accordance with the Merger Agreement, Ms. Potash, the then Chief Executive Officer and Director, agreed to cancel 6,024,625 shares of the Company’s common stock representing 84% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of Bio-En Corp as of August 21, 2014 were exchanged for 28,980,000 shares of Bio-En Holdings Corp. common stock.

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

On March 12, 2018 the Company completed the issuance of 45,000,000 shares of Common Stock at $0.00525 per share for $236,250.

The list of shareholders maintained by the registrars shows a total of 77,350,003 shares of common stock issued and outstanding as at August 1 2018.

Additional Paid-in Capital

During 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital.

Cancellation of Shares

Pursuant to the Merger Agreement, Ms. Potash, the principal shareholder of Bio-En Holdings Corp., owning an aggregate of 7,894,625 shares of Bio-En Holding Corp. common stock, agreed to cancel 6,024,601 of her shares. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 5 – INCOME TAXES

The (benefit)/ provision for income taxes for the periods ended June 30, 2018 and December 31, 2017 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

F - 8

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(36,010)	(333,606)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	(12,243)	113,426
Total deferred tax assets	(12,243)	113,426
Less: Valuation allowance	12,243	(113,426)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2018, the Company had approximately $369,616 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2038.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of June 30, 2018 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Shlomi Shany	- Director and greater than 10% shareholder
Mr. Bruce Minsky	- Corporate Secretary

F - 9

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	12,000	70,000
From time to time, prior to 2018, the former president of the Company provided advances to the Company for its working capital purposes. These advances carried interest accrued to the loan and were due on demand. During 2018 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

F - 10

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

F - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended June 30, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On September 10, 2014 (the “Closing Date”), Company closed on the Merger Agreement, dated August 21, 2014, (“Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director, and the majority shareholder of Company. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into Company, with Company continuing as the surviving corporation (the “Surviving Corporation”) in the Merger, Agreement and Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En Corp.’s fiscal year-end, prior to the Merger, was June 30, the Company’s fiscal year-end remains December 31.

In connection with the Closing of the Merger, Company entered into a Cancellation Agreement with Ms. Potash (the “Cancellation Agreement”) whereby Ms. Potash, owning an aggregate of 7,894,625 shares of the Company’s common stock, cancelled 6,024,625 of Company shares.

Company initially intended to be a world leader by setting the standard for waste to bio-fuel technologies. The Company held a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”). However, the Company was not successful in obtaining the full funding required to establish the Facility. Consequently, the Company is now searching/researching for new investments opportunities, as discussed below.

Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers, directors and retained professionals, who in analyzing potential acquisition targets, will consider the following kinds of factors:

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

In applying the foregoing criteria, no one of which will be controlling, Company will analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital available for investigation, Company may not discover or adequately evaluate adverse facts about any opportunity the Company may pursue.

On March 12, 2018, Company and Baruch Adika and Shlomi Shany (the “Purchaser(s)”) finalized the closing of a Stock Sale Agreement (the “Stock Agreement”), whereby the Purchasers completed the purchase of 40,000,000 shares of Company common stock, par value $0.0001 per share (the “Shares”), the Shares, after the Closing, representing approximately 55% of the issued and outstanding common stock of the Company, for an aggregate purchase price of $210,000.00 (the “Purchase Price”), the Purchase Price allocated and distributed to pay/settle certain creditors of Company.

As further subsequent consideration of towards the pre-closing disbursement of funds as per the Stock Agreement, the Purchasers purchased/received an additional 5,000,000 shares of Company common stock, par value $0.0001 per share for an aggregate purchase-d price of $26,250.

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

Results of Operations

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Revenues	$		$-
Total operating expenses		36,010	42,453
Net loss		$36,010	$42,693

For the three months ended June 30, 2018 and 2017

Revenues

We did not generate any revenues during the three months ended June 30, 2018 and 2017.

Operating Expenses

We incurred total operating expenses of $16,258 and $41,947 for the three months ended June 30, 2018 and 2017, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2018 and 2017, we incurred a net loss of $16,258 and $42,127, respectively, a decrease of $25,869. This decrease was due mainly to the reduction in amortization and directors’ fees.

For the six months ended June 30, 2018 and 2017

Revenues

We did not generate any revenues during the six months ended June 30, 2018 and 2017.

Operating Expenses

We incurred total operating expenses of $36,010 and $83,900 for the six months ended June 30, 2017 and 2016, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2018 and 2017, we incurred a net loss of $36,010 and $84,320, respectively, a decrease of $48,310. This decrease was due mainly to the reduction in amortization and directors’ fees.

Liquidity and Capital Resources

As at June 30, 2018, the Company has a working capital deficit of $9,200, a net loss for the six months of $36,010 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

The Company accounts for Share–Based Payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the Share–Based Payments as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2018 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2018.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2018.

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
Date: August 14, 2018
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: August 14, 2018
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

