Form 10-Q
period 2018-09-30
Bio-En Holdings Corp.
filed 2018-11-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of November 2, 2018 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts.

These forward-looking statements represent our current intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Unaudited)

4

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	19,007	60
Sundry debtor	5,698	-
Total current assets	24,705	60

TOTAL ASSETS	24,705	60

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	18,417	139,500
Loans from related party	28,888	70,000
Total current liabilities	47,305	209,500

Total liabilities	47,305	209,500

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at September 30, 2018 and 32,350,003 shares issued and outstanding at December 31, 2017	7,735	3,235
Additional paid-in capital	352,681	120,931
Accumulated deficit	(383,016)	(333,606)
Total Stockholders’ Equity (Deficit)	(22,600)	(209,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	24,705	60

The accompanying notes are an integral part of these financial statements.

F - 1

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	$	$

Operating expenses :
General and administrative expenses
Amortization expense	-	4,792	-	14,480
Directors' compensation	-	22,500	-	67,500
Filing fees	2,311	1,951	8,835	6,893
Other costs	112	42	172	126
Professional fees:-
- Accounting	6,000	6,000	14,000	18,000
- Auditor's fee	3,000	2,500	19,000	7,000
- Legal fees	-	1,085	-	6,795
Secretarial expenses	1,977	3,820	7,403	5,796
Total operating expenses	13,400	42,690	49,410	126,590

Interest expenses		260		680

Net loss	(13,400)	(42,950)	(49,410)	(127,270)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	77,350,003	32,350,003	65,364,243	32,350,003

The accompanying notes are an integral part of these financial statements.

F - 2

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	$	$
Cash Flows from Operating Activities

Net loss	(49,410)	(127,270)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense		14,480

Changes in operating assets and liabilities
Sundry Debtor	(5,698)	-
Accounts payable and accrued liabilities	(121,083)	25,272
Accounts payable – related party	(41,112)	67,500

Net cash used in operating activities	(217,303)	(20.018)

Cash Flows from Investing Activities	-	-
	(217,303)
Cash Flows from Financing Activities
Issue of Shares	236,250	-
Proceeds from loan with related party	-	19.892
Net cash provided by financing activities	236,250	19,892

Increase/Decrease in cash and cash equivalents	18,947	(126)

Cash and cash equivalents at beginning of the period	60	1,136

Cash and cash equivalents at end of the period	19,007	1,010

The accompanying notes are an integral part of these financial statements.

F - 3

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Nine Months ended September 30, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bio-En Holdings Corp (formerly Olivia Inc.) is a Delaware company (the “Company”), incorporated under the laws of the State of Delaware on August 2, 2011. The Company had previously intended to be a world leader of setting the standard for waste to bio-fuel technologies (“Bio-Fuel Plan”). The Company had a then expectation to plan, design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta (“Facility”). Due to an inability to raise the necessary funds, Company disbanded its efforts to pursue the Bio-Fuel Plan and Facility.

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

The completion of the Merger Agreement resulted in a change of control. The Merger Agreement was accounted for as a reverse merger and recapitalization, with Bio-En regarded as the accounting acquirer, since Bio-En shareholders collectively beneficially owned approximately 89.6% of the common stock of Company immediately after the closing of the Merger Agreement.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2018, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of its operations and its cash flows for the period ended September 30, 2018. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2018. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2017, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2018, the Company has a working capital deficit of $22,600 and a loss from operations of $49,410 and an accumulated deficit of $383,016 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

Common stock equivalents totaling, 30,000 on September 30, 2018 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the third quarter of 2018 and to do so would be anti-dilutive.

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

F - 7

NOTE 3 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$

Loan from related party	28,888	70,000

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

In conjunction with the Merger Agreement, all of the issued and outstanding shares of Bio-En Corp. as of August 21, 2014 were exchanged for 28,980,000 shares of Company common stock.

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

The list of shareholders maintained by the registrars shows a total of 77,350,003 shares of common stock issued and outstanding as at November 2, 2018.

Additional Paid-in Capital

During 2014, an officer of the Company paid operating expenses on behalf of the Company totaling $133,454, which was treated as contributed capital.

Cancellation of Shares

Pursuant to the Merger Agreement, Ms. Potash, the then principal shareholder of Company, owning an aggregate of 7,894,625 shares of Company common stock, agreed to cancel 6,024,625 of her shares. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 5 – INCOME TAXES

The (benefit)/ provision for income taxes for the periods ended September 30, 2018 and December 31, 2017 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

F - 8

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(383,016)	(333,606)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	130,225	113,426
Total deferred tax assets	130,225	113,426
Less: Valuation allowance	(130,225)	(113,426)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2018, the Company had approximately $383,016 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2038.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of September 30, 2018 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Shlomi Shany	- Director and greater than 10% shareholder
Mr. Bruce Minsky	- Corporate Secretary

F - 9

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	28,888	70,000

From time to time, prior to January 1, 2018, the former president of the Company provided advances to the Company for its working capital purposes. These advances carried interest accrued to the loan and were due on demand. During 2018 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

F - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended September 30, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holdings Corp.

On September 10, 2014 (the “Closing Date”), Company closed on the Merger Agreement, dated August 21, 2014, (“Merger Agreement”) by and among (i) the Company, (ii) Bio-En Corp., a Delaware corporation, (“Bio-En”), and (iii) Serena B. Potash, an officer and director, and the majority shareholder of Company. Pursuant to the terms of the Merger Agreement, Bio-En was merged with and into Company, with Company continuing as the surviving corporation (the “Surviving Corporation”) in the Merger Agreement and Company succeeding to and assuming all the rights, assets, liabilities, debts, and obligations of Bio-En (the “Merger”). Although Bio-En’s fiscal year-end, prior to the Merger, was September 30, the Company’s fiscal year-end remains December 31.

In connection with the Closing of the Merger, Company entered into a Cancellation Agreement with Ms. Potash (the “Cancellation Agreement”) whereby Ms. Potash, owning an aggregate of 7,894,625 shares of the Company’s common stock, cancelled 6,024,625 of Company shares.

Company had intended to be a world leader by setting the standard for waste to bio-fuel technologies. The Company held a portfolio of licensed patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”). However, the Company was not successful in obtaining the full funding required to establish the Facility. Consequently, the Company is now searching/researching for new investments opportunities, as discussed below.

Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with/acquisition of an existing business. We will not restrict our potential candidate(s)/ target to any specific business, industry or geographical location and, thus, may pursue/acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers, directors and retained professionals, who in analyzing potential acquisition targets, will consider the following kinds of factors:

•	Potential for growth, indicated by either new technology, existing revenue-generating sectors, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

On March 12, 2018, Company and Baruch Adika and Shlomi Shany (the “Purchaser(s)”) finalized the closing of a Stock Sale Agreement (the “Stock Agreement”), whereby the Purchasers completed the purchase of 40,000,000 shares of Company common stock, par value $0.0001 per share (the “Shares”), the Shares, after the Closing, representing approximately 55% of the issued and outstanding common stock of the Company, for an aggregate purchase price of $210,000.00 (the “Purchase Price”), the Purchase Price allocated and distributed to pay/settle certain creditors/debts of Company.

As further subsequent consideration towards the pre-closing disbursement of funds as per the Stock Agreement, the Purchasers purchased/received an additional 5,000,000 shares of Company common stock, par value $0.0001 per share for an aggregate purchase price of $26,250.

In connection with the closing of the Stock Agreement, on March 12, 2018, Serena Potash, Geoffrey Maclean and Joseph Micallef submitted to the Company resignation letters pursuant to which they resigned from their positions as officers and members of the Board of Directors of the Company. Ms. Potash’s, Mr. Maclaren’s and Mr. Micallef’s resignations were not a result of any disagreements relating to the Company’s operations, policies and/or practices.

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

Results of Operations

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Revenues	$		$-
Total operating expenses		49,410	126,590
Net loss		$49,410	$126,590

For the three months ended September 30, 2018 and 2017

Revenues

We did not generate any revenues during the three months ended September 30, 2018 and 2017.

Operating Expenses

We incurred total operating expenses of $13,400 and $42,690 for the three months ended September 30, 2018 and 2017, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended September 30, 2018 and 2017, we incurred a net loss of $13,400 and $42,690, respectively, a decrease of $26,290. This decrease was due mainly to the reduction in amortization and directors’ fees.

For the Nine months ended September 30, 2018 and 2017

Revenues

We did not generate any revenues during the Nine months ended September 30, 2018 and 2017.

Operating Expenses

We incurred total operating expenses of $49,410 and $126,590 for the Nine months ended September 30, 2017 and 2016, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the Nine months ended September 30, 2018 and 2017, we incurred a net loss of $49,410 and $126,590, respectively, a decrease of $77,180. This decrease was due mainly to the reduction in amortization and directors’ fees.

Liquidity and Capital Resources

As at September 30, 2018, the Company has a working capital deficit of $22,600 a net loss for the Nine months of $49,410 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2018 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the Nine months ended September 30, 2018.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2018.

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
Date: November 14, 2018
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: November 14, 2018
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)

