Form 10-K
period 2018-12-31
Bio-En Holdings Corp.
filed 2019-03-19
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186629

BIO-EN HOLDINGS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	990369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 County Road, Unit B6
Secaucus, New Jersey	07094
(Address of principal executive offices)	(Zip Code)

(845) 364-7151

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value

Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As March 1, 2019 there were 77,350,003 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

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

PART I

ITEM 1. BUSINESS

Overview

Bio-En Holdings Corp. (formerly Olivia Inc.) is a Delaware corporation, incorporated on August 2, 2011. The Company initially intended to participate in the bio-fuel technology industry. The Company held a license agreement for a portfolio of patents including Gravity Pressure Vessels and supporting appurtenances (“Licensed Technology”).

The Company planned to design and execute agreements to build, operate and maintain a bio-mass to energy facility on the Island of Malta, utilizing the Licensed Technology (“Facility”).

The Company was not successful in obtaining the full funding required to establish the Facility. The Company is no longer seeking to exploit the Licensed Technology and/or pursuing the establishment of the Facility.

As a result of discontinuing its prior operations relating to the proposed building of the Facility and exploitation of the Licensed Technology, the Company became a shell company. As discussed below, the Company’s current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with the Company through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company that is reporting and eligible for quotation on the over-the-counter market. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

Although the Company has not yet determined what private company, business or assets to acquire, the Company’s Chief Executive Officer is involved in several business ventures and may ask the board to consider acquiring one or more of such business ventures. Alternatively, the Company may seek to acquire a private company, business or assets from an unrelated third party.

Our Corporate History and Background

The Company, through its merger (“Merger”) with Bio-En Corp (“BEC”), entered into the development stage and devoted substantially all of its efforts to the development of its business plan, whereby Company intended to participate in the waste to bio-fuel technology industry. The Company intended to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy operation at the Facility, the same contingent on sufficient capital funding.  The Company’s fiscal year-end is December 31.

New Opportunities

With the inability to raise the necessary funds we have been forced to reevaluate our business plans. As such, our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with an existing business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Furthermore, we will consider both businesses and opportunities that are under the control of our chief executive officer, Baruch Adika, and also businesses and opportunities that are under the control of unrelated third parties.

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

Our chief executive officer, Baruch Adika, is involved in several different business ventures and may propose to the Company that it acquire the assets or entities that own one or more of these ventures although no such proposal has been made and Mr. Adika may determine not to make any such proposal and, instead we may seek to acquire a private company, assets or business from an unrelated third party. Other than as discussed above, none of our officers or our directors have yet had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Risks Related to Our Company

We are a shell company that is seeking to acquire an operating business and may fail to do so and, even if we are successful, that business may never achieve profitability. We need additional capital to maintain our company as a public reporting company and to seek acquisition opportunities and the failure to raise additional capital could place our continued viability in question.

We currently have no operations. We are a shell company and we are incurring expenses relating to maintaining our status as a reporting company under the Securities Exchange Act of 1934. We will require capital to maintain our current status as a reporting shell company and to cover expenses relating to the investigation of acquisition opportunities and the failure to raise additional capital could place our continued viability in question. Our chief executive officer, Baruch Adika, has been paying our day-to-day expenses; however, he has no obligation to continue to do so. If he were to stop covering such expenses, we would need to raise capital from external sources. In particular we would try to raise additional capital from external sources to carry out our pursued business plan of combining with an operating business. If we are unable to generate the required additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.  We currently have no commitments to obtain additional capital, and there can be no assurance that any financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in raising additional working capital to support our operations and implement our business plan, we may be forced to curtail our operations, take additional measures to reduce costs, modify our business plan, and consider strategic alternatives that could include a sale of our business or filing for bankruptcy protection.

We have no agreement for a business combination and we do not have any minimum requirements for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. We may not be successful in identifying and evaluating a suitable merger candidate or in consummating a business combination. We have not selected a particular industry or specific business within an industry for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity.

The loss of the services of Baruch Adika, our chief executive officer and director, would adversely affect our ability to implement our business plan.

Mr. Adika is primarily responsible for conducting our day-to-day operations and implementing our business plan. We will rely solely on the judgment of Mr. Adika when selecting a target company. Mr. Adika will only devote a limited amount of his time each month to our business. Mr. Adika has not entered into a written employment agreement with us and he is not expected to do so. The loss of the services of Mr. Adika would adversely affect our ability to implement our business plan.

Conflicts of interest may arise between us and our stockholders, and our chief executive officer, Mr. Adika, during the implementation of our business plan which may have a negative impact on our ability to consummate a business transaction.

Our President, Mr. Adika, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Mr. Adika is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Although no determination has been made regarding the operating business that we plan to require, it is possible that we may acquire an operating company that Mr. Adika has an ownership interest in or that he is an officer or director of. Mr. Adika is involved in several different business ventures and he may propose to our company that we acquire one or more of such ventures. If we do acquire any business affiliated with Mr. Adika, we may not be able to do so on terms that would be arrived at if the transaction were negotiated on an arms-length basis. As a result, the stockholders of our company may be adversely affected as compared to a similar transaction with an independent third party.

Depending upon the nature of a proposed transaction, our stockholders, other than Mr. Adika, may not be afforded the opportunity to approve or consent to a particular transaction.

The stockholders of our company will likely not have the right to vote in favor of or against a proposed business combination. In most cases, a business combination will not require stockholder approval. Accordingly, stockholders will be relying on the determination of Mr. Adika regarding a business combination.

To implement our business plan we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by Mr. Adika and their fees will be paid by Mr. Adika if he is willing to do so at the time. We anticipate that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us.

If Mr. Adika considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates of his. Such advisors because of their relationship with Mr. Adika may not fully consider our best interest in rendering advice and services to us.

We have no cash and no operations and may not have access to sufficient capital to consummate a business combination.

Mr. Adika has been responsible for payment of our operating expenses and expenses of implementing our business plan however he is not required to continue to do so. We may not be able to take advantage of any available business opportunities because of the limited and uncertain availability of capital. There is no assurance that Mr. Adika will have sufficient capital to provide us with the necessary funds to successfully implement our plan of operation or that he will continue to provide us with capital in the future.

There may be a scarcity of and/or significant competition for business opportunities and combinations, which may impede our ability to consummate a merger or acquisition.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of privately-held business entities. A large number of established and well-financed entities, including private equity and venture capital firms, are active in seeking potential merger and acquisition candidates for their clients and investors. Substantially all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies who may have more available funds or other assets that make them a more attractive candidate for a merger than we are.

Reporting requirements under the Exchange Act may delay or preclude a merger or acquisition.

The rules and regulations of the SEC require a reporting shell company to timely provide in a Current Report on Form 8-K financial and other information, including audited financial statements, of the acquired company if we engage in a business combination, or if there is a change in our control. The additional time and costs that may be incurred by the potential target company to prepare audited financial statements and other information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition.

A business combination will result in a change in control of our company and significantly reduce the ownership interest of our current stockholders.

In conjunction with completion of a business acquisition, we anticipate that we will issue an amount of our authorized but unissued common stock that will represent a significant majority of the voting power and equity of our company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us and thereby reducing the ownership interest of our current stockholders. We may also issue preferred stock to the stockholders of a target company. Holders of preferred stock may have rights, preferences and privileges senior to those of our existing holders of common stock. As a condition of the business combination, persons holding a majority of our common stock may agree to sell or transfer all or a portion of the common stock they own to provide the target company with majority control. The resulting change in control will likely result in the removal of our present officers and directors and a corresponding reduction in, or elimination of, their participation in future business activities.

We may engage in a business combination with a foreign entity which will subject us to additional business risks.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

We may engage in a business combination that may have tax consequences to us and our stockholders.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies and their stockholders, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both our company and the target entity and their stockholders. However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

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

If we are successful in acquiring an operating business and if a public market for our common stock develops, it may be characterized by significant price volatility when compared to seasoned issuers. We expect that if we succeed in acquiring an operating business our share price will continue to be more volatile than a seasoned issuer for the indefinite future.   Fluctuations in share price could be based on various factors in addition to those otherwise described in this report, including:

•	The operating performance of the business we acquire and the performance of its competitors;

•	The public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	Changes in earnings estimates of the business that we acquire or recommendations by research analysts who follow us or other companies in industry of the business that we acquire;

•	Variations in general economic conditions;

•	The number of shares of our company’s common stock that are publicly traded in the future;

•	Actions of our existing stockholders, including sales of common stock by our directors and executive officers;

•	The arrival or departure of key personnel; and

•	Other developments affecting us, the industry of the company we may acquire or its competitors.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance and financial condition.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

There is presently no active public market for our common stock.   If an active public market for our shares develops in the future, many of our stockholders may, subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933 in the case of some stockholders, desire to sell their shares. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from the operations of any business that we may acquire in the future will be retained for use in our business and not to pay dividends.

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

We incur increased costs as a public company which may affect the profitability of any business we may acquire in the future.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations will significantly increase our legal and financial compliance costs and some activities will become more time-consuming and costly.  Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. Our executive offices are located at 1 Country Road, Unit B6, Secaucus, New Jersey 07094. Our officers currently work from their homes and the Company does not pay any rent. The mailing address is a private address and is provided at no cost to the Company.

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

As of March 1, 2019, we had 52 shareholders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2018, the Company engaged in the following sales of unregistered securities.

On March 12, 2018, our company and Baruch Adika and Shlomi Shany finalized the closing of a Stock Sale Agreement, dated January 8, 2018, pursuant to which Mr. Adika and Mr. Shany acquired 40,000,000 shares of our common stock. After giving effect to the acquisition of these shares, Messrs. Adika and Shany collectively owned approximately 55% of the issued and outstanding shares of the Company. The aggregate purchase price for the shares was $210,000.00. The proceeds were allocated and distributed to pay or otherwise settle certain accounts payables of Company. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended as the result of the exemption provided under Section 4(a)(2) thereof.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2018 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2018 and 2017

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2018.

Operating Expenses

Our operating expenses for the year ended December 31, 2018, were minus $308,683 as compared to a profit of $308,683 for the same period at December 31, 2017 which was net of write back of Directors’ Compensation and other adjustments arising on the Transfer of Ownership. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Net loss

Our loss for the year ended December 31, 2018 was $88,535 as compared to a profit of $308,683 for the same period at December 31, 2017. As we did not generate any revenues during the year ended December 31, 2018, our net profit or loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $88,535 as of December 31, 2018, and a working capital deficit of $62,617 and accumulated deficit of $483,566 at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended December 31, 2018 was $230,891 as compared to minus $13,077 for the same period ended December 31, 2017.

Net cash provided by financing activities in the year ended December 31, 2018 was $236,250. As compared to minus $14,153.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2018.

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

For the year ended DECEMBER 31, 2018

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bio-En Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended December 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the periods ended December 31, 2018, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2018, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2014.

Jerusalem, Israel

March 18, 2019

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

	December 31 2018	December 31 2017
	$	$
ASSETS
Current assets:
Cash and cash equivalents	5,420	60
Sundry Receivables	6,220
Total current assets	11,640	60

TOTAL ASSETS	11,640	60

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	37,370	139,500
Loans from related parties	35,845	70,000
Total current liabilities	73,215	209,500

Total liabilities	73,215	209,500

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at December 31, 2018 and 32,350,003 shares issued and outstanding at December 31, 2017	7,735	3,235
Additional paid-in capital	352,681	120,931
Accumulated deficit	(421,991)	(333,606)
Total Stockholders’ Equity	(61,575)	(209,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	11,640	60

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$

Revenue	-	-

Operating (Income) expenses :

General and administrative (income) expenses:
Directors' compensation	-	(187,500)
Filing fees	21,053	9,062
Secretarial expenses	9,614	17,821
Other costs	239	168
Professional fees:-
- Accounting	24,000	(21,000)
- Auditing	29,000	(2,027)
- Legal fees	4,479	(39,177)
Total operating (income) expenses	88,385	(222,653)

Other (income) expenses
Profit on Write Back of Related Party Loan	-	(33,137)
Profit on Cancellation of Technology Agreement	-	(53,573)
Interest expenses	-	680

Net profit (loss)	(88,385)	308,683

Net loss per common share - basic and diluted:

Net Profit (loss) per common share attributable to common stockholders	0.00	(0.01)

Weighted average number of common shares outstanding	77,350,003	32,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
		$		$	$	$	$

Balance at January 1, 2017	-	-	32,350,003	3,235	120,931	(642,289)	(518,123)

Profit for the year	-	-	-	-	-	308,683	308,683

Balance at December 31, 2017			32,350,003	3,235	120,931	(333,606)	(209,440)
Stocks Issuance			45,000,000	4,500	231,750		236,250
Loss for the year	-	-	-	-	-	(88,385)	(88,385)

Balance at December 31, 2018	-	-	77,350,003	7,735	352,681	(421,991)	(61,575)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
	$
Cash Flows from Operating Activities

Net profit (loss)	(88,385)	308,683

Adjustments to reconcile net loss to net cash provided by operating activities:

Profit Arising on Cancellation of Technology License	-	(53,573)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(102,130)	(54,533)
Accounts payable - related party	-	(187,500)
Sundry Receivable	(6,220)	-
Net cash used in operating activities	(196,735)	(13,077)

Cash Flows from Investing Activities
Share Capital Issued	236,250	-

Net Cash Provided by Financing Activities
Proceeds from loan with related party	(34,155)	(14,153)

Movement in cash and cash equivalents	5,360	(1,076)

Cash and cash equivalents at beginning of the year	60	1,136

Cash and cash equivalents at end of the year	5,420	60

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

On August 21, 2014, Bio-En Corp. merged with, and into Company with Company being the surviving entity of the merger.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2018, the Company has a working capital deficit of $61,575 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

On November 16, 2018 the Exclusive License Agreement was cancelled by mutual consent. Consequently, the Net Carrying Amount was written off and the Accumulated Amortization up to that date was written back. In addition, a loan repayable to GeneSyst was also cancelled. This resulted in a net overall profit of $53,573.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2018	2017
	$	$
Loan from related party	35,845	70,000

The above loans are unsecured and have no set terms of repayment. These loans are repayable on demand.

NOTE 5 – OTHER PAYABLE

	December 31,	December 31,
	2018	2017
	$	$

License rights	-	-

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

On March 12, 2018 the Company completed the issuance of 45,000,000 shares of common stock to related parties at $0.00525 per share for $236,250.

Cancellation of Shares

On August 21, 2014, pursuant to the Share Exchange/Merger Agreement, Ms. Potash, the then principal shareholder of Company owning an aggregate of 7,894,625 shares of Company common stock, agreed to cancel 6,024,601 of her shareholdings. All cancelled shares of common stock were returned to the Company’s pool of authorized but unissued shares.

NOTE 7 – INCOME TAXES

The provision/benefit for income taxes for the year ended December 31, 2018 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2018	2017
	$	$
Deferred tax assets:
Pre-tax profit/(loss) as reported	(421,991)	(333,606)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	143,477	113,426
Total deferred tax assets	143,477	113,426
Less: Valuation allowance	(143,477)	(113,426)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2018, the Company had approximately $421,991 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2038.

NOTE 8– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of December 31, 2018, have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% stockholder
Mr. Bruce Minsky	- Company Secretary
Mr. Shlomi Shany	- Vice President and greater than 10% stockholder

	December 31,	December 31,
	2018	2017
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party – Director	35,845	70,000
From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

Accounts payable - Directors	-	-
On December 1, 2014, the Company implemented a Director Compensation package paying each Director $30,000 per calendar year, payable in equal payments on the first day of each calendar quarter. Under the terms of the Transfer of Ownership the directors agreed to waive their unpaid compensation.

Income Statement:
Compensation (income) expense - Directors	-	(187,500)

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

Name	Age	Position
Baruch Adika	40	President, Chief Executive Officer, Chairman of the Board of Directors
Shlomi Shani	51	Executive Vice President & Director
Ossie Weitzman	64	Chief Financial Officer
Bruce Minsky	55	Corporate Secretary

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Baruch Adika, 40, President, Chief Executive Officer and Director.

Baruch Adika has an extensive track record of effective and multifaceted turnaround strategies for globally recognized brands with up to $500 million in revenue. Mr. Adika has comprehensive experience working with heritage brands, spearheading growth in retail and wholesale, managing P&L, sales and multi-channel marketing, corporate restructuring, talent management and investor relations. Mr. Adika has a deep knowledge of national customer bases and broad industry network, driving profitability, audience engagement and brand coherence. Mr. Adika’s core competencies are: attracting, assessing and developing talent, building high-performance management teams; creating innovative turnaround strategies and reinvigorating brand competitiveness; navigating omni-channel retail environments with a hands-on approach; high-impact presentation skills for both internal and external audiences; and broad industry network and in-depth knowledge of supply chain and product. Mr. Adika is currently the President and Chief Executive Officer of W. Showroom, Inc., Sourcing Society Inc. and a corporate gifting company he established in 2008. Mr. Adika is also the Co-Founder of Brand Defender Inc. CyberMinds Inc., and Bio-En Holdings Corp.

Shlomi Shany, 51, Executive Vice-President and Director.

Shlomi Shany has been active in the Israeli stock market for over 20 years as a financial advisor and consultant in the field of mergers and acquisitions, specializing in merging private companies into public companies. Shany also heads an investors group focusing on start-up companies in the technology and medical field, including Safe-T Group, Ltd., an Israeli cyber company.

Ossie Weitzman, 64, Chief Financial Officer

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

Bruce Minsky, 55, Corporate Secretary

Bruce W. Minsky, Company’s Corporate Secretary since the Company was acquired, is a graduate of Boston University (B.A., 1985), Southwestern University School of Law (J.D., 1988), and Boston University – Morin Center for Banking Law Studies (LLM in American Banking, 1989). Mr. Minsky is the managing partner of Law Offices of Bruce W. Minsky, P.C., a private law firm specializing in individual business/in-house legal counseling and has held this position for over ten years. Previously Mr. Minsky was Vice-President/House Counsel for Banco Popular North America, a multi-billion dollar domestic bank, from 1991 to 2004, and a trial/litigation/appellate associate of business matters at Quirk & Bakalor, P.C. from 1989 to 2001. Mr. Minsky has years of experience in the gamut of legal services ranging from Consumer/Commercial finance products/services, Corporate Governance, Real Estate, Business/Portfolio transactions, as well as acquisitions matters, to Advertising, Technology, Marketing, Labor, SEC, Finance and Tax scenarios, along with an array of Operational, Compliance and Regulatory oversights. Mr. Minsky is currently the Village Attorney for the Village of New Hempstead.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a shell company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – identifying an operating business to acquire – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2018 and 2017, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)
Ossie Weitzman, Chief Financial Officer	2017	$(21,000)
	2018	$24,000
Bruce Minsky, Secretary	2017	$17,821
	2018	$9,614

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

As part of the Transfer of Ownership Agreement effective January 8, 2018 Serena B. Potash, Geoffrey Maclaran and Joseph Micallef agreed to waive unpaid salaries in the combined sum of $270,000 and the Director Service Agreements were terminated.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On May 1, 2015 the Company appointed Ossie Weitzman as its Chief Financial Officer and entered into an Independent Contractor Agreement which terms called for an annual compensation of $24,000 per calendar year.

As of December 31, 2018, other than the Independent Contractor Agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of March 1, 2019.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 12, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	5.72%
Meyer Feiler	3,935,560	5.088%

Directors and Executive Officers
Baruch Adika	12,150,000	15.708%
Shlomi Shany	12,000,000	15.514%

Ossie Weitzman	0	0%
Bruce Minsky	0	0%

All directors and officers as a group (5 people)		31.222%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Unit 2, Secaucus, New Jersey 07094
(2)

Applicable percentages are based on 77,850,00 shares outstanding as of March 1, 2018, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

On March 12, 2018, our company and Baruch Adika and Shlomi Shany, who are officers and directors of our company, finalized the closing of a Stock Sale Agreement, dated January 8, 2018, pursuant to which Mr. Adika and Mr. Shany acquired 40,000,000 shares of our common stock. After giving effect to the acquisition of these shares, Messrs. Adika and Shany collectively owned approximately 55% of the issued and outstanding shares of the Company. The aggregate purchase price for the shares was $210,000.00. The proceeds were allocated and distributed to pay or otherwise settle certain accounts payables of Company. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended as the result of the exemption provided under Section 4(a)(2) thereof.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2018	December 31, 2017
Audit Fees	$10,000		$10,000
Audit Related Fees	-		$-
Tax Fees	-		-
All Other Fees		$

Notes:

(1)	For the year ended December 31, 2018, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

Since incorporation and as of the fiscal year ended December 31, 2018, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)

3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed April 1, 2014. (1).

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings Corp. (1)

10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp. and Serena B. Potash (1)

10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp. and GeneSyst International, Inc. (1)

10.3	Stock Sale Agreement, dated December 27, 2017 by and among the Company and the Purchasers (3)

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference as an Exhibit to our Form 8-K filed with the SEC on September 11, 2014.

(2)	Incorporated by reference as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on February 13, 2013.

(3)	Incorporated by reference as Exhibit 10.1 to our Form 8-K filed with the SEC on March 19, 2018.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-En Holdings Corp
(Registrant)

By:	/s/ Baruch Adika
Name: Baruch Adika
Title: President (Duly authorized. Principal Executive Officer)

Dated: March 19, 2019

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Baruch Adika
Name: Baruch Adika
Title: President (Duly authorized. Principal Executive Officer and, Chairman of the Board of Directors)

Dated: March 19, 2019

/s/ Ossie Weitzman
Name: Ossie Weitzman
Title: Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: March 19, 2019

