Form 10-Q
period 2019-03-31
Bio-En Holdings Corp.
filed 2019-05-15
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Secaucus, New Jersey, 07094

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

There was no active public market as of the last business day of the Company’s first fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

As of March 31, 2019 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended March 31, 2019

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	4,848	5,420
Sundry debtors and prepayments	5,712	6,220
Total current assets	10,560	11,640

TOTAL ASSETS	10,560	11,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	38,052	37,370
Loans from related parties	66,313	35,845
Total current liabilities	104,365	73,215

Total liabilities	104,365	73,215

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at March 31, 2019 and at December 31, 2018	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(454,221)	(421,991)
Total Stockholders’ Equity (Deficit)	(93,805)	(61,575)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	10,560	11,640

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating expenses :
General and administrative expenses
Consulting	9,440	-
Filing fees	3,864	3,068
Other costs	495	42
Professional fees:-
- Accounting	6,000	2,000
- Auditor's fee	3,000	13,000
- Legal fees	3,836	-
Secretarial expenses	5,595	1,642
Total operating expenses	32,230	19,752

Interest expenses

Net loss	(32,230)	(19,752)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	77,350,003	51,159,864

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	$	$
Cash Flows from Operating Activities

Net loss	(32,230)	(19,752)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense

Changes in operating assets and liabilities
Sundry Debtors and prepayments	508	(500)
Accounts payable and accrued liabilities	682	(119,790)
Accounts payable – related party	30,468	(70,000)

Net cash used in operating activities	(572)	(210,042)

Cash Flows from Investing Activities	-	-
	(572)	(210,042)
Cash Flows from Financing Activities
Issue of Shares	-	210,000

Net cash provided by financing activities		210,000

Increase/Decrease in cash and cash equivalents	(572)	(42)

Cash and cash equivalents at beginning of the period	5,420	60

Cash and cash equivalents at end of the period	4,848	18

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2019

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

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in U.S. dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2019, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the period ended March 31, 2019. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2019. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2018, filed with the SEC, for additional information, including significant accounting policies.

Functional and Reporting Currency

The Company's reporting currency is the U.S. dollar. The Company’s functional currency is U.S. dollars. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of the interim financial statements in conformity with (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2019, the Company has a working capital deficit of $93,805 and a loss from operations of $32,230 and an accumulated deficit of $454,221 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

Conflicts of interest may arise between us and our stockholders, and our chief executive officer, Mr. Adika, during the implementation of our business plan which may have a negative impact on our ability to consummate a business transaction. Although no determination has been made regarding the operating business that we plan to acquire, it is possible that we may acquire an operating company that Mr. Adika has an ownership interest in or that he is an officer or director of. Mr. Adika is involved in several different business ventures and he may propose to our company that we acquire one or more of such ventures. If we do acquire any business affiliated with Mr. Adika, we may not be able to do so on terms that would be arrived at if the transaction were negotiated on an arms-length basis. As a result, the stockholders of our company may be adversely affected as compared to a similar transaction with an independent third party.

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

Common stock equivalents totaling, 30,000 on March 31, 2019 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2019 and to do so would be anti-dilutive.

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

NOTE 3 – LOAN FROM RELATED PARTIES

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
	$	$

Loan from related parties	66,313	35,845

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

NOTE 5 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2019 and December 31, 2018 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(454,221)	(421,991)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	154,435	143,477
Total deferred tax assets	154,435	143,477
Less: Valuation allowance	(154,435)	(143,477)
Net deferred tax assets		-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2019, the Company had approximately $454,221 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2039.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of March 31, 2019 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Shlomi Shany	- Director and greater than 10% shareholder
Mr. Bruce Minsky	- Corporate Secretary

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	66,313	35,845

From time to time, prior to January 1, 2019, certain directors of the Company provided advances to the Company for its working capital purposes. These advances do not carry interest and are due on demand. During 2019 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended March 31, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Our Corporate History and Background

 The Company, through its merger (“Merger”) with Bio-En Corp. (“BEC”), entered into the development stage and devoted substantially all of its efforts to the development of its business plan, whereby the Company intended to participate in the waste to bio-fuel technology industry. The Company intended to plan, design, and execute agreements to build, operate and maintain a bio-mass to energy operation at the Facility, the same contingent on sufficient capital funding.  The Company’s fiscal year-end is December 31.

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

Results of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$0	$0
Total operating expenses	32,230	19,752
Net loss	$32,230	$19,752

For the three months ended March 31, 2019 and 2018

Revenues

We did not generate any revenues during the three months ended March 31, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $32,230 and $19,752 for the three months ended March 31, 2019 and 2018, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2019 and 2018, we incurred a net loss of $32,230 and $19,752, respectively, an increase of $12,478. This increase was due mainly to an increase in professional fees.

For the three months ended March 31, 2019 and 2018

Revenues

We did not generate any revenues during the three months ended March 31, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $32,230 and $19,752 for the three months ended March 31, 2019 and 2018, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2019 and 2018, we incurred a net loss of $32,230 and $19,752, respectively, an increase of $12,478. This increase was due mainly to an increase in professional fees.

Liquidity and Capital Resources

As at March 31, 2019, the Company has a working capital deficit of $93,805 a net loss for the three months of $32,230 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2019.

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

BIO-EN HOLDINGS CORP.
Date: May 15, 2019
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: May 15, 2019
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)