Form 10-Q
period 2019-06-30
Bio-En Holdings Corp.
filed 2019-10-17
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

There was no active public market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

As of October 16, 2019 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

BIO-EN HOLDINGS CORP

INTERIM FINANCIAL STATEMENTS

For the Three months ended June 30, 2019

(Unaudited)

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(In U.S. Dollars)

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	4,685	5,420
Sundry debtors and prepayments	5,711	6,220
Total current assets	10,396	11,640

TOTAL ASSETS	10,396	11,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	52,880	37,370
Loans from related parties	66,313	35,845
Total current liabilities	119,193	73,215

Total liabilities	119,193	73,215

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at June 30, 2019 and at December 31, 2018	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(469,213)	(421,991)
Total Stockholders’ Equity (Deficit)	(108,797)	(61,575)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	10,396	11,640

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Operating expenses :
General and administrative expenses
Consulting	-	-	9,440	-
Promotion and Design		-		-
Filing fees	2,557	3,456	6,421	6,524
Other costs	164	18	659	60
Professional fees:-
- Accounting	6,000	6,000	12,000	8,000
- Auditor's fee	3,000	3,000	6,000	16,000
- Legal fees	1,831	-	5,667	-
Secretarial expenses	1,440	3,784	7,035	5,426
Total operating expenses	14,992	16,258	47,222	36,010

Interest expenses

Net loss	(14,992)	(16,258)	(47,222)	(36,010)

Net loss per common share - basic and diluted		-
Net loss per share attributable to common stockholders	-			-

Weighted-average number of common shares outstanding	77,350,003	77,350,003	77,350,003	59,350,002

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	$	$
Cash Flows from Operating Activities

Net loss	(47,222)	(36,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expense	-	-

Changes in operating assets and liabilities:
Sundry debtors and prepayments	509	(26,750)
Accounts payable and accrued liabilities	15,510	(115,550)
Accounts payable – related party	30,468	(58,000)

Net cash used in operating activities	(735)	(236,310)

Cash Flows from Investing Activities	-	-
	(735)	(236,310)
Cash Flows from Financing Activities
Issue of Shares	-	236,250
Net cash provided by financing activities	-	236,250

Increase/Decrease in cash and cash equivalents	(735)	(60)

Cash and cash equivalents at beginning of the period	5,420	60

Cash and cash equivalents at end of the period	4,685	0

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2019

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2019, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of its operations and its cash flows for the period ended June 30, 2019. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2019. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2018, filed with the SEC, for additional information, including significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2019, the Company has a working capital deficit of $108,797 and a loss from operations of $47,222 and an accumulated deficit of $469,213 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

We have limited cash and no operations and may not have access to sufficient capital to consummate a business combination.

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

NOTE 3 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2019	2018
	(Unaudited)
Loan from related party	$66,313	$35,845

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

NOTE 5 – INCOME TAXES

The (benefit)/ provision for income taxes for the periods ended June 30, 2019 and December 31, 2018 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2019	2018
	(Unaudited)
Deferred tax assets:
Pre-tax loss as reported	(469,213)	(421,991)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	(159,532)	143,477
Total deferred tax assets	(159,532)	143,477
Less: Valuation allowance	(159,532)	(143,477)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2019, the Company had approximately $460,213 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2038.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of June 30, 2019 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Shlomi Shany	- Director and greater than 10% shareholder
Mr. Bruce Minsky	- Corporate Secretary

	June 30,	December 31,
	2019	2018
	(Unaudited)
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	$66,313	$35,845

From time to time, certain directors of the Company provided advances to the Company for its working capital purposes. These advances do not carry interest and are due on demand. During 2019 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended June 30, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$0	$0
Total operating expenses	47,222	36,010
Net loss	$47,222	$36,010

For the three months ended June 30, 2019 and 2018

Revenues

We did not generate any revenues during the three months ended June 30, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $14,992 and $16,258 for the three months ended June 30, 2019 and 2018, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2019 and 2018, we incurred a net loss of $14,992 and $16,258, respectively, an increase of $8,341. This increase was due mainly to an increase in advertising and design expenses.

For the six months ended June 30, 2019 and 2018

Revenues

We did not generate any revenues during the six months ended June 30, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $47,222 and $36,010 for the six months ended June 30, 2019 and 2018, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2019 and 2018, we incurred a net loss of $47,222 and $36,010, respectively, an increase of $20,279. This increase was due mainly to increases in professional fees and design expenses.

Liquidity and Capital Resources

As at June 30, 2019, the Company has a working capital deficit of $108,797, a net loss for the six months of $47,222 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2019.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2019.

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

BIO-EN HOLDINGS CORP.
Date: October 17, 2019
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: October 17, 2019
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)