Form 10-K
period 2019-12-31
Bio-En Holdings Corp.
filed 2020-05-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As May 1, 2020 there were 77,350,003 shares of common stock issued and outstanding.

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

As of May 1, 2019, we had 52 shareholders of our common stock.

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

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2019 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2019 and 2018

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2019.

Operating Expenses

Our operating expenses for the year ended December 31, 2019, were $126,156 as compared to a profit of $88,385 for the same period at December 31, 2018 which was net of write back of Directors’ Compensation and other adjustments arising on the Transfer of Ownership. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses.

Net loss

Our loss for the year ended December 31, 2019 was $126,156 as compared to $88,385 for the same period at December 31, 2018. As we did not generate any revenues during the year ended December 31, 2019, our net profit or loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $126,156 as of December 31, 2019, and a working capital deficit of $187,731 and accumulated deficit of $548,147 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended December 31, 2019 was $349,442 as compared to $196,735 for the same period ended December 31, 2018.

Net cash provided by investing activities in the year ended December 31, 2019 was $Nil As compared to $236,250 in the year ended December 31,2018.

Net cash provided by financing activities in the year ended December 31, 2019 was $344,442 as compared to minus $34,155 in the year ended December 31, 2018

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019.

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

For the year ended DECEMBER 31, 2019

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bio-En Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended December 31, 2019, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the periods ended December 31, 2019, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2019, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 3, due to certain information regarding the financial position of Leo Riders Company, which has come to light since the announcement of the Term Sheet, Bio-En Holdings Corp has informed Leo Riders Company that it is terminating the Term Sheet, and the merger with Leo is not expected to take place.

Weinstein International C.P.A.

We were appointed the Company's auditor during 2020, following the resignation of AJ Robbins CPA LLC..

Tel Aviv, Israel

May 14, 2020

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

	December 31 2019	December 31 2018
	$	$
ASSETS
Current assets:
Cash and cash equivalents	420	5,420
Sundry Receivables	241,104	6,220
Total current assets	241,524	11,640

TOTAL ASSETS	241,524	11,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	48,968	37,370
Loans from related parties	380,287	35,845
Total current liabilities	429,255	73,215

Total liabilities	429,255	73,215

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at December 31, 2019 and at December 31, 2018	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(548,147)	(421,991)
Total Stockholders’ Equity	(187,731)	(61,575)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	241,524	11,640

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$
Revenue	-	-

Operating (Income) expenses :

General and administrative (income) expenses:
Advertising & Promotion	9,607	-
Consulting	9,440	-
Office Supplies & Travel	1,474	-
Directors' compensation	-	-
Filing fees	13,428	21,053
Secretarial expenses	7,035	9,614
Other costs	450	239
Professional fees:-
- Accounting	24,000	24,000
- Auditing	42,000	29,000
- Legal fees	18,722	4,479
Total operating (income) expenses	126,156	88,385

Other (income) expenses
Interest expenses	-	-

Net profit (loss)	(126,156)	(88,385)

Net loss per common share - basic and diluted:

Net Profit (loss) per common share attributable to common stockholders	0.00	(0.00)

Weighted average number of common shares outstanding	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
		$		$	$	$	$
Balance at January 1, 2018	-	-	32,350,003	3,235	120,931	(333,606)	(209,440)
Stocks Issuance			45,000,000	4,500	231,750		236,250
Loss for the year	-	-	-	-	-	(88,385)	(88,385)
Balance at December 31, 2018			77,350,003	7,735	352,681	(421,991)	(61,575)

Loss for the year						(126,156)	(126,156)

Balance at December 31, 2019	-	-	77,350,003	7,735	352,681	(548,147)	(187,731)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2019	December 31, 2018
	$
Cash Flows from Operating Activities

Net profit (loss)	(126,156)	(88,385)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,598	(102,130)
Sundry Receivable	(234,884)	(6,220)
Net cash used in operating activities	(349,442)	(196,735)

Cash Flows from Investing Activities
Share Capital Issued	-	236,250

Cash Flow from Financing Activities
Proceeds from loans with related parties	344,442	(34,155)
Net Cash provided by financing activities	344,442	(34,155)

Movement in cash and cash equivalents	(5,000)	5,360

Cash and cash equivalents at beginning of the year	5,420	60

Cash and cash equivalents at end of the year	420	5,420

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2019, the Company has a working capital deficit of $187,731 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

On November 26, 2019, the Company entered into a binding term sheet to merge with Leo Riders Company (“Leo”). Pursuant to the Agreement, Leo would become a wholly-owned subsidiary of Bio.

Under the Agreement, Bio would acquire all of the outstanding capital stock of Leo in exchange for shares of Bio common stock to be issued to the shareholders of Leo in an amount equal to up to 40% of the post-transaction outstanding capital stock the Company. The Company would also provide interim financing to Leo and will assist Leo in additional capital raising efforts. The combined company, to be led by Barry Adika, CEO of Bio-En Holdings, would be headquartered in Secaucus, New Jersey. In accordance with the Term Sheet, Leo was to raise up to $2,000,000 within 120 days of the merger contemplated by the Agreement.

After signing the final agreement and before raising the funds, Bio would transfer to Leo up to $460,000 as a loan (the “Loan”), which will be paid back by Leo upon raising the funds. If Leo would like to terminate the Agreement for any reason, Leo will transfer 50% of the Leo company shares to Bio as a penalty. If Bio is unable to raise the $2,000,000 for Leo, the $400,000 which has been given to Leo as a loan will be transferred repaid with the transfer of 5% of the outstanding capital stock of Leo at a $9,000,000 valuation.

$185,000 of the Loan had been already transferred prior to signature of the Agreement and a further $50,000 was transferred prior to December 31, 2019 resulting in a total advanced of $235,000.

Prior to the date of the Agreement, Bio had no interactions with Leo, other than the negotiation of the Term Sheet and the Amendment. The agreement was entered into at an arm’s-length.

However, due to certain information regarding the financial position of Leo, which has come to light since the announcement of the Term Sheet, Bio has informed Leo that it is terminating the Term Sheet, and the merger with Leo is not expected to take place. Bio is taking steps to recover from Leo the monies it has advanced to date.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2019	2018
	$	$
Loan from related party	380,287	35,845

The above loans are unsecured and have no set terms of repayment. These loans are repayable on demand.

NOTE 7 – STOCKHOLDER’S EQUITY

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

NOTE 8 – INCOME TAXES

The provision/benefit for income taxes for the year ended December 31, 2019 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2019	2018
	$	$
Deferred tax assets:
Pre-tax profit/(loss) as reported	(548,147)	(421,991)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	186,370	143,477
Total deferred tax assets	186,370	143,477
Less: Valuation allowance	(186,370)	(143,477)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2019, the Company had approximately $548,147 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2038.

NOTE 9– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of December 31, 2019, have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% stockholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% stockholder

	December 31,	December 31,
	2019	2018
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party – Director	380,287	35,845
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

Name	Age	Position
Baruch Adika	41	President, Chief Executive Officer, Chairman of the Board of Directors
Alon Shany	26	Executive Vice President & Director
Ossie Weitzman	65	Chief Financial Officer

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Baruch Adika, 41, President, Chief Executive Officer and Director.

Baruch Adika has an extensive track record of effective and multifaceted turnaround strategies for globally recognized brands with up to $500 million in revenue. Mr. Adika has comprehensive experience working with heritage brands, spearheading growth in retail and wholesale, managing P&L, sales and multi-channel marketing, corporate restructuring, talent management and investor relations. Mr. Adika has a deep knowledge of national customer bases and broad industry network, driving profitability, audience engagement and brand coherence. Mr. Adika’s core competencies are: attracting, assessing and developing talent, building high-performance management teams; creating innovative turnaround strategies and reinvigorating brand competitiveness; navigating omni-channel retail environments with a hands-on approach; high-impact presentation skills for both internal and external audiences; and broad industry network and in-depth knowledge of supply chain and product. Mr. Adika is currently the President and Chief Executive Officer of W. Showroom, Inc., Sourcing Society Inc. and a corporate gifting company he established in 2008. Mr. Adika is also the Co-Founder of Brand Defender Inc. and CyberMinds Inc.

Alon Shany, 26 - Executive Vice President of the Company and Directors.

Alon Shany has been a broker with IBI Investment House, Tel Aviv, Israel, since March 2018, and has served as a member of the board of directors of Kaman Capital Limited, a public company listed on the Tel Aviv Stock Exchange since January 2018. Mr. Shany graduated from the Interdisciplinary Center Herzliya in 2019 with a bachelor’s degree in sustainability and governance. From 2012 to 2015, Mr. Shany served in the Israel Defense Forces reaching the rank of Sergeant Major.

Ossie Weitzman, 65, Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2019 and 2018, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)
Ossie Weitzman, Chief Financial Officer	2018	$24,000
	2019	$24,000
Bruce Minsky, Secretary	2018	$9,614
	2019	$7,035

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

As of December 31, 2019, other than the Independent Contractor Agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of May 1, 2020.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 1, 2020 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	5.72%
Meyer Feiler	3,935,560	5.088%

Directors and Executive Officers
Baruch Adika	26,893,418	34.55%
Shlomi Shany	11,090,000	14.25%
Ossie Weitzman	0	0%
Bruce Minsky	0	0%

All directors and officers as a group (5 people)		48.8%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Unit 2, Secaucus, New Jersey 07094

(2)	Applicable percentages are based on 77,850,000 shares outstanding as of May 1, 2020, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.

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

On March 12, 2018, our company and Baruch Adika and Shlomi Shany, finalized the closing of a Stock Sale Agreement, dated January 8, 2018, pursuant to which Mr. Adika and Mr. Shany acquired 40,000,000 shares of our common stock. After giving effect to the acquisition of these shares, Messrs. Adika and Shany collectively owned approximately 55% of the issued and outstanding shares of the Company. The aggregate purchase price for the shares was $210,000.00. The proceeds were allocated and distributed to pay or otherwise settle certain accounts payables of Company. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended as the result of the exemption provided under Section 4(a)(2) thereof.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2019	December 31, 2018
Audit Fees	$10,000		$10,000
Audit Related Fees	-		$-
Tax Fees	-		-
All Other Fees		$

Notes:

(1)	For the year ended December 31, 2019, principal accountants of the Company were Weinstein International For the year ended December 31,2018 principal accountants of the Company were Weinstein & Co.

Since incorporation and as of the fiscal year ended December 31, 2019, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Change of Auditors

In September 2019, the Company dismissed Weinstein & Co., CPA as the Company’s independent registered public accounting firm and appointed AJ Robbins CPA LLC in their place.

In May 2020, AJ Robbins CPA LLC resigned as the company’s independent public accounting firm and the company appointed Weinstein International CPA in their place. This was approved by the Company’s Board of Directors

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

Dated: May 14, 2020

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Baruch Adika
	Name:	Baruch Adika
	Title:	President, (Duly authorized. Principal Executive Officer and, Chairman of the Board of Directors)

Dated: May 14, 2020

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: May 14, 2020