Form 10-Q
period 2020-06-30
Bio-En Holdings Corp.
filed 2020-08-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 2020

or

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

As of June 30 2020 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended June 30 2020

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	270	420
Sundry debtors and prepayments	5,190	241,104
Total current assets	5,460	241,524

TOTAL ASSETS	5,460	241,524

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	71,877	48,968
Loans from related parties	391,250	380,287
Total current liabilities	463,127	429,255

Total liabilities	463,127	429,255

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at June 30, 2020 and at December 31, 2019	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(818,083)	(548,147)
Total Stockholders’ Equity (Deficit)	(457,667)	(187,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	5,460	241,524

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Operating expenses :
General and administrative expenses
Consulting	1,656	-	1,656	9,440
Travel	520		520
Filing fees	4,123	2,557	4,420	6,421
Other costs	75	164	150	659
Professional fees:-
- Accounting	6,000	6,000	12,000	12,000
- Auditor's fee	3,000	3,000	16,000	6,000
- Legal fees	(916)	1,831	(916)	5,667
Secretarial expenses	1,106	1,440	1,106	7,035
Total operating expenses	15,564	14,992	34,936	47,222

Provision for Write Down of Investment	-		235,000

Net loss	(15,564)	(14,992)	(269,936)	(47,222)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-

Weighted-average number of common shares outstanding	77,350,003	77,350,003	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	$	$
Cash Flows from Operating Activities

Net loss	(269,936)	(47,222)

		-

Changes in operating assets and liabilities:
Sundry Debtors and prepayments	913	509
Accounts payable and accrued liabilities	22,909	15,510
Accounts payable – related party	10,964	30,468

Net cash used in operating activities	(235,150)	(735)

Cash Flows from Investing Activities – Provision for Write Down of Investment	235,000	-

Cash Flows from Financing Activities	-	-

Increase/Decrease in cash and cash equivalents	(150)	(735)

Cash and cash equivalents at beginning of the period	420	5,420

Cash and cash equivalents at end of the period	270	4,685

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2020

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2020, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2020, and the results of its operations and its cash flows for the period ended June 30, 2020. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2020. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2019, filed with the SEC, for additional information, including significant accounting policies.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30 2020 the Company has a working capital deficit of $457,667 and a loss from operations of $34,936 and a Provision for Write Down of Investment of $235,000 and an accumulated deficit of $818,083 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

Common stock equivalents totaling, 30,000 on June 30, 2020 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first two quarters of 2020 and to do so would be anti-dilutive.

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

NOTE 4 – LOAN FROM RELATED PARTIES

	June 30	December 31,
	2020	2019
	(Unaudited)	(Audited)
	$	$
Loan from related parties	391,250	380,287

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended June 30, 2020 and December 31, 2019 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	818,083	548,147
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	278,148	186,370
Total deferred tax assets	278,148	186,370
Less: Valuation allowance	(278,148)	(186,370)
Net deferred tax assets		-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2020 the Company had approximately $818,083 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2039.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of June 30, 2020 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder

	June 30	December 31,
	2020	2019
	(Unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	391,250	380,287

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

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W (w) e”, and “O(o)ur”) for the six months ended June 30, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three Months Ended June 31, 2020	Three Months Ended June 31, 2019
Revenues	$-	-
Total operating expenses	15,564	14,992
Net loss	$15,564	14,992

For the three months ended June 30, 2020 and 2019

Revenues

We did not generate any revenues during the three months ended June 30, 2020 and 2019.

Operating Expenses

We incurred total operating expenses of $15,564 and $14,992 for the three months ended June 30, 2020 and 2019 respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2020 and 2019, we incurred a net loss of $15,564 and $14,992, respectively, an increase of $572.

For the six months ended June 30, 2020 and 2019

Revenues

We did not generate any revenues during the six months ended June 30, 2020 and 2018.

Operating Expenses

We incurred total operating expenses of $34,936 and $47,222 for the six months ended June 30, 2020 and 2019 respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended June 30, 2020 and 2019, we incurred a net loss of $269,936 and $47,222 respectively, an increase of $222,714. This decrease was due mainly to a provision for write off of investment of $235,000.

Liquidity and Capital Resources

As at June 30, 2020 the Company has a working capital deficit of $457,667 a net loss for the six months of $269,936 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2020.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2020

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
Date: August 14, 2020
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: August 14, 2020
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)