Form 10-K
period 2020-12-31
Bio-En Holdings Corp.
filed 2021-04-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As at March 19, 2021 there were 77,350,003 shares of common stock issued and outstanding.

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

As of December 31, 2020, we had 54 shareholders of our common stock.

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

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2020 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview and Plan of Operation

The Company was incorporated under the laws of the State of Delaware on August 2, 2011 as Olivia, Inc. On March 27, 2014, the Company filed with the State of Delaware a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Olivia, Inc. to Bio-En Holding Corporation.

The Company has been unsuccessful in obtaining the full funding required for its business plan. Consequently, the Company is searching/researching for new investments opportunities, as discussed below.

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2020 and 2019

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2020.

Operating Expenses

Our operating expenses for the year ended December 31, 2020, were $255,047 as compared to a $126,156 for the same period at December 31, 2019. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses. For 2020 the total includes a provision of $190,000 for the possible write down of the amount due from Leo Riders.

Net loss

Our loss for the year ended December 31, 2020 was $255,047 as compared to $126,156 for the same period at December 31, 2019. As we did not generate any revenues during the year ended December 31, 2020, our net profit or loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $255,047 as of December 31, 2020, and a working capital deficit of $442,778 and accumulated deficit of $803,194 at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash earned in our operating activities during the year ended December 31, 2020 was $15,327 as compared to $349,442 used for the same period ended December 31, 2019.

Net cash provided by investing activities in the year ended December 31, 2020 was $ Nil as it was in the year ended December 31, 2019.

Net cash used by financing activities in the year ended December 31, 2020 was $4,037 as compared to $344,442 provided in the year ended December 31, 2019

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2020.

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

For the year ended DECEMBER 31, 2020

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bio-En Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended December 31, 2020, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the periods ended December 31, 2020, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2020, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.
-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.
-	We added explanatory paragraph to the audit report.

/s/ Weinstein International CPA

We have served as the Company's auditor since 2020.

Tel Aviv, Israel

April 14, 2021

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

	December 31 2020	December 31 2019
	$	$
ASSETS
Current assets:
Cash and cash equivalents	11,710	420
Sundry Receivables	15,000	241,104
Total current assets	26,710	241,524

TOTAL ASSETS	26,710	241,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	93,238	48,968
Loans from related parties	376,250	380,287
Total current liabilities	469,488	429,255

Total liabilities	469,488	429,255

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at December 31, 2020 and at December 31, 2019	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(803,194)	(548,147)
Total Stockholders’ Equity	(442,778)	(187,731)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	26,710	241,524

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2020	Year ended December 31, 2019
	$	$
Revenue	-	-

Operating (Income) expenses :

General and administrative (income) expenses:
Advertising & Promotion	-	9,607
Consulting	1,657	9,440
Office Supplies & Travel	520	1,474
Filing fees	14,106	13,428
Secretarial expenses	1,106	7,035
Other expenses	5,189
Bank charges	385	450
Professional fees:-
- Accounting	24,000	24,000
- Auditing	19,000	42,000
- Legal fees	(916)	18,722
Total operating (income) expenses	65,047	126,156

Other (income) expenses
Provision for Write Down of Investment	190,000	-

Net profit (loss)	(255,047)	(126,156)

Net loss per common share - basic and diluted:

Net Profit (loss) per common share attributable to common stockholders	(0.00)	(0.00)

Weighted average number of common shares outstanding	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
		$		$	$	$	$
Balance at January 1, 2019	-	-	77,350,003	7,735	352,681	(421,991)	(61,575)
Stocks Issuance
Loss for the year	-	-				(126,156)	(126,156)
Balance at December 31, 2019			77,350,003	7,735	352,681	(548,147)	(187,731)

Loss for the year						(255,047)	(255,047)

Balance at December 31, 2020	-	-	77,350,003	7,735	352,681	(803,194)	(442,778)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31, 2020	December 31, 2019
	$
Cash Flows from Operating Activities

Net profit (loss)	(255,047)	(126,156)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,270	11,598
Sundry Receivable	226,104	(234,884)
Net cash used in operating activities	15,327	(349,442)

Cash Flow from Financing Activities
Proceeds from loans with related parties	(4,037)	344,442
Net Cash provided by financing activities	(4,037)	344,442

Movement in cash and cash equivalents	11,290	(5,000)

Cash and cash equivalents at beginning of the year	420	5,420

Cash and cash equivalents at end of the year	11,710	420

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2020, the Company has a working capital deficit of $442,778 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

On November 26, 2020, the Company entered into a binding term sheet to merge with Leo Riders Company (“Leo”). Pursuant to the Agreement, Leo would become a wholly-owned subsidiary of Bio.

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

However, due to certain information regarding the financial position of Leo, which came to light after the announcement of the Term Sheet, Bio informed Leo that it was terminating the Term Sheet, and that the merger with Leo would not take place. Bio is taking steps to recover from Leo the monies it has advanced to date.

On September 13, 2020 an agreement between the Company and Leo was signed under which Leo agreed to pay the Company the sum of $72,000 by way of monthly amounts of $5,000 from October 13, 2020 to September 13, 2021 and to pay a further $160,000 by January 13, 2022.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2020	2019
	$	$
Loan from related party	376,250	380,287

The above loans are unsecured and have no set terms of repayment. These loans are repayable on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

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

NOTE 6 – INCOME TAXES

The provision/benefit for income taxes for the year ended December 31, 2020 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2020	2019
	$	$
Deferred tax assets:
Pre-tax profit/(loss) as reported	(803,194)	(548,147)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	273,085	186,370
Total deferred tax assets	273,085	186,370
Less: Valuation allowance	(273,085)	(186,370)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2020, the Company had approximately $803,194 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2038.

NOTE 7– RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of December 31, 2020, have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% stockholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% stockholder
Mr. Ossie Weitzman	- CFO

	December 31,	December 31,
	2020	2019
	$	$
The following balances were carried out with related parties:

Balance sheets:
Accounts Payable	46,500	20,500
Loan from related party – Director	376,250	380,287
From time to time, the president and stockholders of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

	December 31,	December 31,
	2020	2019
	$	$
The following transactions were carried out with related parties:

Accounting fees	24,000	24,000
CFO compensation expense, $2,000 per month.

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

Name	Age	Position
Baruch Adika	42	President, Chief Executive Officer, Chairman of the Board of Directors
Alon Shany	27	Executive Vice President & Director
Ossie Weitzman	66	Chief Financial Officer

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Baruch Adika, 42, President, Chief Executive Officer and Director.

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

Alon Shany, 27 - Executive Vice President of the Company and Directors.

Alon Shany has been a broker with IBI Investment House, Tel Aviv, Israel, since March 2018, and has served as a member of the board of directors of Kaman Capital Limited, a public company listed on the Tel Aviv Stock Exchange since January 2018. Mr. Shany graduated from the Interdisciplinary Center Herzliya in 2020 with a bachelor’s degree in sustainability and governance. From 2012 to 2015, Mr. Shany served in the Israel Defense Forces reaching the rank of Sergeant Major.

Ossie Weitzman, 66, Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2020 and 2019, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)
Ossie Weitzman, Chief Financial Officer	2019	$24,000
	2020	$24,000
Bruce Minsky, Secretary	2019	$7,035
	2020	$-

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

As of December 31, 2020, other than the Independent Contractor Agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of December 31, 2020.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2020 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Percentage of Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	5.72%
Meyer Feiler	3,935,560	5.088%

Directors and Executive Officers
Baruch Adika	26,893,418	34.55%
Shlomi Shany	11,090,000	14.25%
Ossie Weitzman	0	0%
Bruce Minsky	0	0%

All directors and officers as a group (5 people)		48.8%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Unit 2, Secaucus, New Jersey 07094

(2)	Applicable percentages are based on 77,850,000 shares outstanding as of December 31, 2020, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2020	December 31, 2019
Audit Fees	$19,000		$22,000
Audit Related Fees	-		$-
Tax Fees	-		-
All Other Fees		$

Notes:

(1)	For both the years ended December 31, 2020 and 2019, principal accountants of the Company were Weinstein International.

Since incorporation and as of the fiscal year ended December 31, 2020, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

Dated: April 14, 2021

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: April 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Baruch Adika
	Name:	Baruch Adika
	Title:	President, (Duly authorized. Principal Executive Officer and, Chairman of the Board of Directors)

Dated: April 14, 2021

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: April 14, 2021