Form 10-Q
period 2021-03-31
Bio-En Holdings Corp.
filed 2021-05-17
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of March 31, 2021 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended March 31, 2021

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	10,460	11,710
Sundry debtors and prepayments	-	15,000
Total current assets	10,460	26,710

TOTAL ASSETS	10,460	26,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	90,535	93,238
Loans from related parties	376,250	376,250
Total current liabilities	466,785	469,488

Total liabilities	466,785	469,488

Stockholders' Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at March 31, 2021 and at December 31, 2020	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(816,741)	(803,194)
Total Stockholders’ Equity (Deficit)	(456,325)	(442,778)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	10,460	26,710

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses :
General and administrative expenses
Filing fees	4,297	297
Other costs	250	75
Professional fees:-
- Accounting	6,000	6,000
- Auditor's fee	3,000	13,000
Total operating expenses	13,547	19,372

Provision for Write Down of Investment	-	235,000

Net Profit/ (Loss)	(13,547)	(254,372)

Net Profit/Loss per common share - basic and diluted
Net Profit/Loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	$	$
Cash Flows from Operating Activities

Net Profit (Loss)	(13,547)	(254,372)

Changes in operating assets and liabilities
Sundry Debtors and prepayments	-	(310)
Accounts payable and accrued liabilities	(2,703)	14,758
Provision for write down of investment	-	235,000
Accounts payable – related party	-	4,849

Net cash used in operating activities	(16,250)	(75)

Cash Flows from Investing Activities – Repayment of Investment	15,000	-

Cash Flows from Financing Activities
Issue of Shares	-	-

Net cash provided by financing activities	-	-

Increase/Decrease in cash and cash equivalents	(1,250)	(75)

Cash and cash equivalents at beginning of the period	11,710	420

Cash and cash equivalents at end of the period	10,460	345

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2021

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2021, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the period ended March 31, 2021. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2021. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2020, filed with the SEC, for additional information, including significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2021, the Company has a working capital deficit of $456,325 and a loss from operations of $13,547 and an accumulated deficit of $816,741 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Common stock equivalents totaling, 30,000 on March 31, 2021 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2021 and to do so would be anti-dilutive.

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

NOTE 4 – LOAN FROM RELATED PARTIES

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Loan from related parties	376,250	376,250

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2021 and December 31, 2020 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(816,741)	(803,194)
U.S. statutory tax rate	21%	21%
Expected tax expense (benefit)	171,516	168,671
Total deferred tax assets	171,561	168,671
Less: Valuation allowance	(171,561)	(168,671)
Net deferred tax assets	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2021, the Company had approximately $816,741 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2041.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of March 31, 2021 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder
Mr. Ossie Weitzman	- CFO

The following transactions were carried out with related parties:

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Balance sheet:
Accounts Payable	52,500	46,500
Loan from related party	376,250	376,250
	428,750	422,750

From time to time, prior to January 1, 2021, certain directors of the Company provided advances to the Company for its working capital purposes. These advances do not carry interest and are due on demand. During 2021 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended March 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$0	$0
Total operating expenses	13,547	254,372
Net Profit/(Loss)	$(13,547)	$(254,372)

For the three months ended March 31, 2021 and 2020

Revenues

We did not generate any revenues during the three months ended March 31, 2021 and 2019.

Operating Expenses

We incurred total operating expenses of $13,547 and $19,372 for the three months ended March 31, 2021 and 2020, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2021 and 2020, we incurred a net loss t of $13,547 and $254,372 respectively, a decrease of $240,825 which was due to the write down in the value of the investment in LEO in 2020 which totaled $235,000.

Liquidity and Capital Resources

As at March 31, 2021, the Company has a working capital deficit of $456,325 and a net loss for the three months of $13,547 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2021.

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

BIO-EN HOLDINGS CORP.
Date: May 17, 2021
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: May 17, 2021
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)