Form 10-Q
period 2021-06-30
Bio-En Holdings Corp.
filed 2021-08-16
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-186629

Bio-En Holdings Corp.

(Name of registrant as specified in its charter)

Delaware	99-0369776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ◻

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

As of June 30, 2021 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended June 30, 2021

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	19,683	11,710
Sundry debtors and prepayments	—	15,000
Total current assets	19,683	26,710

TOTAL ASSETS	19,683	26,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	98,223	93,238
Loans from related parties	376,250	376,250
Total current liabilities	474,473	469,488

Total liabilities	474,473	469,488

Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at June 30, 2021 and at December 31, 2020	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(815,206)	(803,194)
Total Stockholders’ Equity (Deficit)	(454,790)	(442,778)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	19,683	26,710

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Operating expenses :
General and administrative expenses
Consulting	—	1,656	—	1,656
Travel	—	520	—	520
Filing fees	4,330	4,123	8,627	4,420
Other costs	310	75	385	150
Professional fees:-
- Accounting	6,000	6,000	12,000	12,000
- Auditor’s fee	3,000	3,000	6,000	16,000
- Legal fees	—	(916)	—	(916)
Secretarial expenses	—	1,106	—	1,106
Total operating expenses	13,640	15,564	27,012	34,936

Provision for Write Down of Investment	(15,000)	—	(15,000)	235,000

Net profit/loss	1,360	(15,564)	(12,012)	(269,936)

Net profit/loss per common share - basic and diluted
Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	77,350,003	77,350,003	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	$	$
Cash Flows from Operating Activities

Net loss	(12,012)	(269,936)

Changes in operating assets and liabilities:
Sundry Debtors and prepayments	15,000	913
Accounts payable and accrued liabilities	4,985	22,909
Accounts payable – related party	—	10,964

Net cash used in operating activities	(7,973)	(235,150)

Cash Flows from Investing Activities – Provision for Write Down of Investment	—	235,000

Cash Flows from Financing Activities	—	—

Increase/Decrease in cash and cash equivalents	7,973	(150)

Cash and cash equivalents at beginning of the period	11,710	420

Cash and cash equivalents at end of the period	19,683	270

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Six Months ended June 30, 2021

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2021, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the period ended June 30, 2021. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2021. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2020, filed with the SEC, for additional information, including significant accounting policies.

Functional and Reporting Currency

The Company’s reporting currency is the U.S. dollar. The Company’s functional currency is U.S. dollars. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30 2021 the Company has a working capital deficit of $454,790 and a loss from operations of $12,012 and an accumulated deficit of $815,206 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Common stock equivalents totaling, 30,000 on June 30, 2021 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first two quarters of 2021 and to do so would be anti-dilutive.

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

NOTE 3 - PURCHASED INTANGIBLE ASSETS, NET

On November 26, 2019, the Company entered into a binding term sheet to merge with Leo Riders Company ("Leo"). Pursuant to the Agreement, Leo would become a wholly-owned subsidiary of Bio.

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

After signing the final agreement and before raising the funds, Bio would transfer to Leo up to $460,000 as a loan (the "Loan"), which will be paid back by Leo upon raising the funds. If Leo would like to terminate the Agreement for any reason, Leo will transfer 50% of the Leo company shares to Bio as a penalty. If Bio is unable to raise the $2,000,000 for Leo, the $400,000 which has been given to Leo as a loan will be transferred repaid with the transfer of 5% of the outstanding capital stock of Leo at a $9,000,000 valuation.

$185,000 of the Loan had been already transferred prior to signature of the Agreement and a further $50,000 was transferred prior to December 31, 2020 resulting in a total advanced of $235,000.

Prior to the date of the Agreement, Bio had no interactions with Leo, other than the negotiation of the Term Sheet and the Amendment. The agreement was entered into at an arm's-length.

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

NOTE 4 – LOAN FROM RELATED PARTIES

	June 30	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Loan from related parties	376,250	376,250

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended June 30, 2021 and December 31, 2020 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(815,206)	(803,194)
U.S. statutory tax rate	21%	21%
Expected tax expense (benefit)	171,193	168,671
Total deferred tax assets	171,193	168,671
Less: Valuation allowance	(171,193)	(168,671)
Net deferred tax assets	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2021 the Company had approximately $815,206 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2039.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of June 30, 2021 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder
Mr. Ossie Weitzman	- CFO

	June 30	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	376,250	376,250

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the six months ended June 30, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of management, either in place or scheduled for recruitment;
●	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
●	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;
●	The extent to which the business opportunity can be advanced;
●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

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

Results of Operations

	Three	Three
	Months	Months
	Ended	Ended
	June	June
	30, 2021	30, 2020
Revenues	$—	—
Total operating expenses	(1,360)	12,012
Net loss	$(1,360)	12,012

For the three months ended June 30, 2021 and 2020

Revenues

We did not generate any revenues during the three months ended June 30, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of ($1,360) and $15,564 for the three months ended June 30, 2021 and 2020 respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended June 30, 2021 and 2020, we incurred a net profit of $1,360 and a loss of $15,564.

For the six months ended June 30, 2021 and 2020

Revenues

We did not generate any revenues during the six months ended June 30, 2021 and 2018.

Operating Expenses

We incurred total operating expenses of $12,012 and $269,936 for the six months ended June 30, 2021 and 2020 respectively. The totals included $235,000 provision for write down of the investment in LEO in 2020.

Net Loss

During the six months ended June 30, 2021 and 2020, we incurred a net loss of $12,012 and $269,936 respectively.

Liquidity and Capital Resources

As at June 30, 2021 the Company has a working capital deficit of $454,984 a net loss for the six months of $12,012 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Item 4.        Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2021.

Item 3.        Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2021

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.        Exhibits

Exhibits	Description

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-EN HOLDINGS CORP.
Date: August 16, 2021
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: August 16, 2021
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)