Form 10-Q
period 2021-09-30
Bio-En Holdings Corp.
filed 2021-11-15
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

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

As of September 30, 2021 there were 77,350,003 shares of common stock issued and outstanding. See Note 5 of Interim Financial Statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Nine months ended September 30, 2021

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	26,201	11,710
Sundry debtors and prepayments	—	15,000
Total current assets	26,201	26,710

TOTAL ASSETS	26,201	26,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	103,448	93,238
Loans from related parties	376,250	376,250
Total current liabilities	479,698	469,488

Total liabilities	479,698	469,488

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at September 30, 2021 and at December 31, 2020	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(813,913)	(803,194)
Total Stockholders’ Deficit	(453,497)	(442,778)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	26,201	26,710

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Operating expenses :
General and administrative expenses
Consulting				1,656
Travel				520
Filing fees	4,522	2,161	13,149	6,581
Other costs	185	75	570	225
Professional fees:-
- Accounting	6,000	6,000	18,000	18,000
- Auditor’s fee	3,000	3,000	9,000	19,000
- Legal fees				(916)
Secretarial expenses				1,106
Total operating expenses	13,707	11,236	40,719	46,172

Provision for Write Down of Investment	(15,000)		(30,000)	235,000

Net profit/(loss)	1,293	(11,236)	(10,719)	(281,172)

Net profit/loss per common share - basic and diluted
Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	77,350,003	77,350,003	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine months ended September 30,
	2021	2020
	$	$
Cash Flows from Operating Activities

Net loss	(10,719)	(281,172)

Changes in operating assets and liabilities:
Sundry Debtors and prepayments	15,000	914
Accounts payable and accrued liabilities	10,210	34,070
Accounts payable – related party	—	10,963

Net cash used in operating activities	14,491	(235,225)

Cash Flows from Investing Activities
Provision for Write Down of Investment	—	235,000

Cash Flows from Financing Activities	—	—

Increase/Decrease in cash and cash equivalents	14,491	(225)

Cash and cash equivalents at beginning of the period	11,710	420

Cash and cash equivalents at end of the period	26,201	195

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Nine months ended September 30, 2021

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2021, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021, and the results of its operations and its cash flows for the period ended September 30, 2021. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2021. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2020, filed with the SEC, for additional information, including significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30 2021 the Company has a working capital deficit of $458,497 and a loss from operations of $10,719 and an accumulated deficit of $813,913 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-Based Payments”. Under fair value recognition provisions, the Company recognizes Equity–Based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees.

Common stock equivalents totaling, 30,000 on September 30, 2021 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first two quarters of 2021 and to do so would be anti-dilutive.

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

NOTE 4 – LOAN FROM RELATED PARTIES

	September 30	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Loan from related parties	376,250	376,250

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended September 30, 2021 and December 31, 2020 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(813,913)	(803,194)
U.S. statutory tax rate	21%	21%
Expected tax expense (benefit)	170,922	168,671
Total deferred tax assets	170,922	168,671
Less: Valuation allowance	(170,922)	(168,671)
Net deferred tax assets	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2021 the Company had approximately $813,913 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2039.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of September 30, 2021 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder
Mr. Ossie Weitzman	- CFO

	September 30	December 31,
	2021	2020
	(Unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	376,250	376,250

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the nine months ended September 30, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30, 2021	30, 2020
Revenues	$—	—
Total operating expenses	(13,707)	(40,719)
Write Back of Provision for Write Down of Investment	15,000	30,000
Net profit/ loss	$1,293	(10,719)

For the three months ended September 30, 2021 and 2020

Revenues

We did not generate any revenues during the three months ended September 30, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of 13,707 and $40,719 for the three months ended September 30, 2021 and 2020 respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended September 30, 2021 and 2020, we earned a net profit of $1,293 and incurred a loss of $10,719 respectively.

For the nine months ended September 30, 2021 and 2020

Revenues

We did not generate any revenues during the nine months ended September 30, 2021 and 2018.

Operating Expenses

We incurred total operating expenses of $40,719 and $46,172 for the nine months ended September 30, 2021 and 2020 respectively.

Net Loss

During the nine months ended September 30, 2021 and 2020, we incurred a net loss of $10,719 and $281,172 respectively.

The Net Loss included $235,000 provision for write down of the investment in LEO in 2020 and a write back of that provision of

$30,000 in 2021.

Liquidity and Capital Resources

As at September 30, 2021 the Company has a working capital deficit of $453,497 a net loss for the nine months of $10,719 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Item 4.        Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2021.

Item 3.        Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2021

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

BIO-EN HOLDINGS CORP.
Date: November 15, 2021
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: November 15, 2021
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)