Form 10-K
period 2021-12-31
Bio-En Holdings Corp.
filed 2022-03-31
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As at March 24, 2022 there were 77,350,003 shares of common stock issued and outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this Annual Report, the terms “Company”, “W(w)e,” “U(u)s,” “O(o)ur,” “Bio-En Holdings Corp., “Bio-En”, “BHC”,” and “Issuer” mean Bio-En Holdings Corp., unless the context clearly requires otherwise.

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the potential candidates, and our relative negotiating strength with such candidates. It is likely that we will require its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business will own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such transaction.

Our present stockholders may not be left with control of a majority of our voting shares following the formation of a new business or an acquisition. As part of such a transaction, all or a majority of our directors and officers may resign and new directors may be appointed.

In the case of an acquisition, the transaction may be accomplished upon determination of the Company’s Board of Directors (“Board”), without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it may be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

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

If we are successful in acquiring an operating business and if a public market for our common stock develops, it may be characterized by significant price volatility when compared to seasoned issuers. We expect that if we succeed in acquiring an operating business our share price will continue to be more volatile than a seasoned issuer for the indefinite future. Fluctuations in share price could be based on various factors in addition to those otherwise described in this report, including:

●	The operating performance of the business we acquire and the performance of its competitors;
●	The public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
●	Changes in earnings estimates of the business that we acquire or recommendations by research analysts who follow us or other companies in industry of the business that we acquire;
●	Variations in general economic conditions;
●	The number of shares of our company’s common stock that are publicly traded in the future;
●	Actions of our existing stockholders, including sales of common stock by our directors and executive officers;
●	The arrival or departure of key personnel; and
●	Other developments affecting us, the industry of the company we may acquire or its competitors.

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

(b)Record Holders

As of December 31, 2021, we had 54 shareholders of our common stock.

(c)Dividends

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

(d)Securities Authorized for Issuance under Equity Compensation Plans

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

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Bio-En Holdings Corp. for the fiscal years ended December 31, 2021 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s fiscal year-end is December 31.

Results of Operations

For the year ended December 31, 2021 and 2020

Revenue

Company has generated no revenues from January 6, 2014 (Inception) through December 31, 2021.

Operating Expenses

Our operating expenses for the year ended December 31, 2021, were $41,838 as compared to a $255,047 for the same period at December 31, 2020. Our operating expenses consist of general and administrative expenses comprised mainly of consulting, accounting and legal expenses. For 2020 the total included a provision of $190,000 for the possible write down of the amount due from Leo Riders and in 2021 $32,050 of that provision has been reversed in view of payments received from Leo Riders.

Net loss

Our loss for the year ended December 31, 2021 was $41,838 as compared to $255,047 for the same period at December 31, 2020. As we did not generate any revenues during the year ended December 31, 2021, our net profit or loss equaled our operating expenses

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $41,838 as of December 31, 2021, and a working capital deficit of $484,616 and accumulated deficit of $839,088 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash earned in our operating activities during the year ended December 31, 2021 was ($41,838) as compared to ($255,047) used for the same period ended December 31, 2020.

Net cash provided by investing activities in the year ended December 31, 2021 was $ Nil as it was in the year ended December 31, 2020.

Net cash used by financing activities in the year ended December 31, 2021 was Nil as compared to Nil provided in the year ended December 31, 2020

The ability of the Company to continue its operations is dependent on Management’s plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, which may include term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2021.

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

Impairment of Long-Lived Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

15

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

16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIO-EN HOLDINGS CORP

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2021

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bio-En Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-En Holdings Corp (“the Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the periods ended December 31, 2021, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2021, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern- refer to note 2 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
-	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.
-	We added explanatory paragraph to the audit report.

/s/ Weinstein International CPA (6629)

We have served as the Company’s auditor since 2020.

Tel Aviv, Israel

March 31, 2022

BIO-EN HOLDINGS CORP

BALANCE SHEETS

(in US Dollars)

	December 31	December 31
	2021	2020
	$	$
ASSETS
Current assets:
Cash and cash equivalents	15,633	11,710
Sundry Receivables	—	15,000
Total current assets	15,633	26,710

TOTAL ASSETS	15,633	26,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	123,999	93,238
Loans from related parties	376,250	376,250
Total current liabilities	500,249	469,488

Total liabilities	500,249	469,488

Stockholders' Deficit
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at December 31, 2021 and at December 31, 2020	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(845,032)	(803,194)
Total Stockholders’ Equity	(484,616)	(442,778)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	15,633	26,710

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
	$	$
Revenue	—	—

Operating (Income) expenses :

General and administrative (income) expenses :
Consulting	—	1,657
Office Supplies & Travel	—	520
Filing fees	23,288	14,106
Secretarial expenses	—	1,106
Other expenses	—	5,189
Bank charges	600	385
Professional fees:-
- Accounting	24,000	24,000
- Auditing	26,000	19,000
- Legal fees	—	(916)
Total operating (income) expenses	73,888	65,047

Other (income) expenses
Provision for Write Down of Investment	(32,050)	190,000

Net profit (loss)	(41,838)	(255,047)

Net loss per common share - basic and diluted:

Net Profit (loss) per common share attributable to common stockholders	(0.00)	(0.00)

Weighted average number of common shares outstanding	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
		$		$	$	$	$
Balance at January 1, 2020	—	—	77,350,003	7,735	352,681	(548,147)	(187,731)
Stocks Issuance
Loss for the year	—	—	—	—	—	(255,047)	(255,047)
Balance at December 31, 2020	—	—	77,350,003	7,735	352,681	(803,194)	(442,778)

Loss for the year	—	—	—	—	—	(41,838)	(41,838)

Balance at December 31, 2021	—	—	77,350,003	7,735	352,681	(845,032)	(484,616)

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP

STATEMENT OF CASH FLOWS

	For the year ended
	December 31,	December 31,
	2021	2020
	$	$
Cash Flows from Operating Activities

Net profit (loss)	(41,838)	(255,047)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,761	44,270
Sundry Receivable	15,000	226,104
Net cash used in operating activities	3,923	15,327

Cash Flow from Financing Activities
Proceeds from loans with related parties	—	(4,037)
Net Cash provided by financing activities	—	(4,037)

Movement in cash and cash equivalents	3,923	11,290

Cash and cash equivalents at beginning of the year	11,710	420

Cash and cash equivalents at end of the year	15,633	11,710

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2021, the Company has a working capital deficit of $478,672 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Risks and Uncertainties

The Company may operate in industries that are subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

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

Impairment of Long-Lived Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

On September 13, 2020 an agreement between the Company and Leo was signed under which Leo agreed to pay the Company the sum of $72,000 by way of monthly amounts of $5,000 from October 13, 2020 to September 13, 2021 and to pay a further $160,000 by January 13, 2022. However, the said amount of $160,000 has not yet been received.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2021	2020
	$	$
Loan from related party	376,250	376,250

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

NOTE 6 – INCOME TAXES

The provision/benefit for income taxes for the year ended December 31, 2021 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,	December 31,
	2021	2020
	$	$
Deferred tax assets:
Pre-tax profit/(loss) as reported	(845,032)	(803,194)
U.S. statutory tax rate	34%	34%
Expected tax expense (benefit)	287,310	273,085
Total deferred tax assets	287,310	273,085
Less: Valuation allowance	(287,310)	(273,085)
Net deferred tax assets	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2021, the Company had approximately $845,032 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2038.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of December 31, 2021, have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% stockholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% stockholder
Mr. Ossie Weitzman	- CFO

	December 31,	December 31,
	2021	2020
	$	$
The following balances were carried out with related parties:

Balance sheets:
Accounts Payable and Accrued Liabilities	70,500	46,500
Loans from related parties – Director	376,250	376,250
From time to time, the president and stockholders of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.
	December 31,	December 31,
	2021	2020
	$	$
The following transactions were carried out with related parties:

Accounting fees	24,000	24,000
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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Name	Age	Position
Baruch Adika	43	President, Chief Executive Officer, Chairman of the Board of Directors
Alon Shany	28	Executive Vice President & Director
Ossie Weitzman	67	Chief Financial Officer

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers, directors and key employees as of the date of this Report:

Officers

Baruch Adika, 43, President, Chief Executive Officer and Director.

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

Alon Shany, 28 - Executive Vice President of the Company and Directors.

Alon Shany has been a broker with IBI Investment House, Tel Aviv, Israel, since March 2018, and has served as a member of the board of directors of Kaman Capital Limited, a public company listed on the Tel Aviv Stock Exchange since January 2018. Mr. Shany graduated from the Interdisciplinary Center Herzliya in 2021 with a bachelor’s degree in sustainability and governance. From 2012 to 2015, Mr. Shany served in the Israel Defense Forces reaching the rank of Sergeant Major.

Ossie Weitzman, 67, Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows for the period ended December 31, 2021 and 2020, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

	Fiscal			Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus	Awards	Compensation	Total ($)
Ossie Weitzman, Chief Financial Officer	2020	$24,000
	2021	$24,000

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

As of December 31, 2021, other than the Independent Contractor Agreement with Ossie Weitzman, its Chief Financial Officer, there was no employment or other contracts or arrangements with officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or consultants that would result from the resignation, retirement or any other termination of such officers or consultants from us. There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of December 31, 2021.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2021 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

	Amount and Nature	Percent of Common
	of Beneficial Ownership	Percentage of
Name of Beneficial Owner and Address (1)	of Common Stock	Class (2)
5% Shareholders
Applied Bio-Fuels Limited (3)	4,424,118	5.72%
Meyer Feiler	3,935,560	5.088%

Directors and Executive Officers
Baruch Adika	26,893,418	34.55%
Shlomi Shany	11,090,000	14.25%
Ossie Weitzman	0	0%
Bruce Minsky	0	0%

All directors and officers as a group (5 people)		48.8%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Unit 2, Secaucus, New Jersey 07094
(2)	Applicable percentages are based on 77,850,000 shares outstanding as of December 31, 2021, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(3)	Serena B. Potash is the beneficial owner of all shares held by Applied Bio-Fuels Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;
●	any proposed Director of officer of our Company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or
●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31,	December 31,
	2021	2020
Audit Fees	$26,000	$19,000
Audit Related Fees	—	$—
Tax Fees	—	—
All Other Fees		$

Notes:

(1)	For both the years ended December 31, 2021 and 2020, principal accountants of the Company were Weinstein International.

Since incorporation and as of the fiscal year ended December 31, 2021, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedule: None.
(3)	Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated August 21, 2014 by and among Bio-En Holdings Corp, Bio-En Corp., and Serena B. Potash, (1)

3.1	Certificate of Incorporation of Bio-En Holdings Corp. (f/k/a Olivia, Inc.) (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed April 1, 2014. (1).

3.3	Certificate of Amendment of the Certificate of Incorporation of Bio-En Holdings Corp., filed August 5, 2014. (1)

3.4	Amended and Restated Bylaws of Bio-En Holdings Corp. (1)

10.1	Cancellation Agreement, dated August 20, 2014 by and between Bio-En Holdings Corp. and Serena B. Potash (1)

10.2	License Agreement and independent contractor agreement, dated March 23, 2014, by and between Bio-En Corp. and GeneSyst International, Inc. (1)

10.3	Stock Sale Agreement, dated January 8, 2018 by and among the Company and the Purchasers (3)

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference as an Exhibit to our Form 8-K filed with the SEC on September 11, 2014.

(2)	Incorporated by reference as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on February 13, 2013.
(3)	Incorporated by reference as Exhibit 10.1 to our Form 8-K filed with the SEC on March 19, 2018.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-En Holdings Corp
(Registrant)

By:	/s/ Baruch Adika
	Name:	Baruch Adika
	Title:	President, (Duly authorized. Principal Executive Officer)

Dated: March 31, 2022

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer (Duly authorized Principal Financial Officer)

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Baruch Adika
	Name:	Baruch Adika
	Title:	President, (Duly authorized. Principal Executive Officer and, Chairman of the Board of Directors)

Dated: March 31, 2022

/s/ Ossie Weitzman
Name:	Ossie Weitzman
Title:	Chief Financial Officer, (Duly authorized Principal Financial Officer)

Dated: March 31, 2022