Form 10-Q
period 2022-03-31
Bio-En Holdings Corp.
filed 2022-05-16
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of March 31, 2022 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended March 31, 2022

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,679	15,633
Sundry debtors and prepayments	—	—
Total current assets	1,679	15,633

TOTAL ASSETS	1,679	15,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	124,526	123,999
Loans from related parties	376,250	376,250
Total current liabilities	500,776	500,249

Total liabilities	500,776	500,249

Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at March 31, 2022 and at December 31, 2021	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(859,513)	(845,032)
Total Stockholders’ Equity (Deficit)	(499,097)	(484,616)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	1,679	15,633

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses :
General and administrative expenses
Filing fees	6,336	4,297
Other costs	145	250
Professional fees:-
- Accounting	6,000	6,000
- Auditor’s fee	3,000	3,000
Total operating expenses	15,481	13,547

Provision for Write Down of Investment	1,000

Net Profit/ (Loss)	(14,481)	(13,547)

Net Profit/Loss per common share - basic and diluted
Net Profit/Loss per share attributable to common stockholders	(0.00)	(0.00)

Weighted-average number of common shares outstanding	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	$	$
Cash Flows from Operating Activities

Net Profit (Loss)	(14,481)	(13,547)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	527	(2,703)

Net cash used in operating activities	(13,954)	(16,250)

Cash Flows from Investing Activities - Repayment of Investment		15,000

Cash Flows from Financing Activities	—	—
Issue of Shares	—	—

Net cash provided by financing activities	—	—

Increase/Decrease in cash and cash equivalents	(13,954)	(1,250)

Cash and cash equivalents at beginning of the period	15,633	11,710

Cash and cash equivalents at end of the period	1,679	10,460

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Three Months ended March 31, 2022

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2022, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of its operations and its cash flows for the period ended March 31, 2022. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2022. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2021, filed with the SEC, for additional information, including significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2022, the Company has a working capital deficit of $499,097 and a loss from operations of $14,481 and an accumulated deficit of $859,513 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Common stock equivalents totaling, 30,000 on March 31, 2022 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first quarter of 2022 and to do so would be anti-dilutive.

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

NOTE 3 - PURCHASED INTANGIBLE ASSETS, NET

On March 23, 2014, the Company entered into an Exclusive License Agreement with GeneSyst International, Inc., a Delaware corporation ("Genesyst"), for the acquisition of the rights to patents for the conversion of cellulose material into energy producing Ethanol. The purchase price included a partial initial payment of 10% of the common stock of the Company and $330,000 (including VAT) payable in cash.

On November 16, 2017 the Exclusive License Agreement was cancelled by mutual consent. Consequently, the Net Carrying Amount was written off and the Accumulated Amortization up to that date was written back. In addition, a loan repayable to GeneSyst was also cancelled. This resulted in a net overall profit of $53,573.

On November 26, 2021, the Company entered into a binding term sheet to merge with Leo Riders Company (“Leo”). Pursuant to the Agreement, Leo would become a wholly-owned subsidiary of Bio.

Under the Agreement, Bio would acquire all of the outstanding capital stock of Leo in exchange for shares of Bio common stock to be issued to the shareholders of Leo in an amount equal to up to 40% of the post-transaction outstanding capital stock the Company. The Company would also provide interim financing to Leo and will assist Leo in additional capital raising efforts. The combined company, to be led by Baruch Adika, CEO of Bio-En Holdings, would be headquartered in Secaucus, New Jersey. In accordance with the Term Sheet, Leo was to raise up to $2,000,000 within 120 days of the merger contemplated by the Agreement.

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

$185,000 of the Loan had been already transferred prior to signature of the Agreement and a further $50,000 was transferred prior to December 31, 2019 resulting in a total amount advanced of $235,000.

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

On September 13, 2020 an agreement between the Company and Leo was signed under which Leo agreed to pay the Company the sum of $72,000 by way of monthly amounts of $5,000 from October 13, 2020 to September 13, 2021 and to pay a further $160,000 by

January 13, 2022. LEO has not made the full payments as agreed and as at March 31, 2022 the amount due from LEO is about $157,000. The Company has made a full provision for the non-payment of this amount.

NOTE 4 – LOAN FROM RELATED PARTIES

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
Loan from related parties	376,250	376,250

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2022 and December 31, 2021 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(859,513)	(839,088)
U.S. statutory tax rate	—%	34%
Expected tax expense (benefit)	292,234	285,290
Total deferred tax assets	292,234	285,290
Less: Valuation allowance	(292,234)	(285,290)
Net deferred tax assets	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2022, the Company had approximately $859,513 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2041.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

Details of transactions between the Company and related parties are disclosed below:

The following individuals/entities as of March 31, 2022 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder
Mr. Ossie Weitzman	- CFO

The following transactions were carried out with related parties:

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$

Balance sheet:
Accounts Payable	124,526	123,999
Loan from related party	376,250	376,250
	500,776	500,249

From time to time, prior to January 1, 2022, certain directors of the Company provided advances to the Company for its working capital purposes. These advances do not carry interest and are due on demand. During 2022 the Directors have made certain payments to suppliers on behalf of the Company. These amounts are repayable on demand.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the quarter ended March 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three	Three
	Months	Months
	Ended	Ended
	March	March
	31, 2022	31, 2021
Revenues	$0	$0
Total operating expenses	14,481	13,547
Net Profit/(Loss)	$14,481	$(13,547)

For the three months ended March 31, 2022 and 2021

Revenues

We did not generate any revenues during the three months ended March 31, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $14,481 and $13,547 for the three months ended March 31, 2022 and 2021, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended March 31, 2022 and 2021, we incurred a net loss of $14,481 and $13,547 respectively, an increase of $934 which was due to difference in the amounts received from the investment in LEO in the two periods.

Liquidity and Capital Resources

As at March 31, 2022, the Company has a working capital deficit of $499,097 and a net loss for the three months of $14,481 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Item 4.        Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022.

Item 3.        Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2022.

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

BIO-EN HOLDINGS CORP.
Date: May 16, 2022
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: May 16, 2022
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)