Form 10-Q
period 2022-09-30
Bio-En Holdings Corp.
filed 2022-11-14
CIK 1568139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2022

or

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

As of September 30 2022 there were 77,350,003 shares of common stock issued and outstanding. See Note 4 of Interim Financial Statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BIO-EN HOLDINGS CORP.

INTERIM FINANCIAL STATEMENTS

For the Three months ended September 30 2022

(Unaudited)

BIO-EN HOLDINGS CORP.

BALANCE SHEETS

(In U.S. Dollars)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,679	15,633
Sundry debtors and prepayments	—	—
Total current assets	1,679	15,633

TOTAL ASSETS	1,679	15,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	143,397	123,999
Loans from related parties	387,250	376,250
Total current liabilities	530,647	500,249

Total liabilities	530,647	500,249

Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value; 250,000,000 shares authorized; 77,350,003 shares issued and outstanding at September 30, 2022 and at December 31, 2021	7,735	7,735
Additional paid-in capital	352,681	352,681
Accumulated deficit	(889,384)	(845,032)
Total Stockholders’ Equity (Deficit)	(528,968)	(484,616)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	1,679	15,633

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Operating expenses :
General and administrative expenses
Consulting
Travel
Filing fees	4,455	4,522	15,207	13,149
Other costs	—	185	145	570
Professional fees:-
- Accounting	6,000	6,000	18,000	18,000
- Auditor’s fee	3,000	3,000	9,000	9,000
- Legal fees	3,000		3,000
Secretarial expenses
Total operating expenses	16,455	13,707	45,352	40,719

Provision for Write Down of Investment	—	(15,000)	(1,000)	(30,000)

Net profit/ loss	(16,455)	1,293	(44,352)	(10,719)

Net profit/loss per common share - basic and diluted
Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	77,350,003	77,350,003	77,350,003	77,350,003

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
	$	$
Cash Flows from Operating Activities

Net loss	(44,352)	(10,719)

Changes in operating assets and liabilities:
Sundry Debtors and prepayments	—	15,000
Accounts payable and accrued liabilities	19,398	10,210
Accounts payable – related party	11,000	—

Net cash used in operating activities	(13,954)	14,491

Cash Flows from Investing Activities - Provision for Write Down of Investment	—	—

Cash Flows from Financing Activities	—	—

Increase/Decrease in cash and cash equivalents	(13,954)	14,491

Cash and cash equivalents at beginning of the period	15,633	11,710

Cash and cash equivalents at end of the period	1,679	26,201

The accompanying notes are an integral part of these financial statements.

BIO-EN HOLDINGS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

For the Nine months ended September 30, 2022

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2022, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the period ended September 30, 2022. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2022. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2021, filed with the SEC, for additional information, including significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30 2022 the Company has a working capital deficit of $528,968 and a loss from operations of $44,352 and an accumulated deficit of $889,384 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Common stock equivalents totaling, 30,000 on September 30, 2022 were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss in the first two quarters of 2022 and to do so would be anti-dilutive.

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

However, due to certain information regarding the financial position of Leo, which has come to light since the announcement of the Term Sheet, Bio has informed Leo that it is terminating the Term Sheet, and the merger with Leo is not expected to take place. Bio is taking steps to recover from Leo the monies it has advanced to date. A provision of $235,000 was made to write down the value of the advances to Leo to $nil and the amount of the provision has been reduced to take account of the payments received from Leo according to the agreement described in the following paragraph.

On September 13, 2021 an agreement between the Company and Leo was signed under which Leo agreed to pay the Company the sum of $72,000 by way of monthly amounts of $5,000 from October 13, 2020 to September 13, 2021 and to pay a further $160,000 by January 13, 2022. Leo has failed to make the payments due according to the agreement. As at September 30, 2022 the balance due to the company was $156,950 and a full provision for non-payment has been made

NOTE 4 – LOANS FROM RELATED PARTIES

	September 30	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
Loans from related parties	387,250	376,250

The above loans are unsecured and repayable on demand.

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

NOTE 6 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended September 30, 2022 and December 31, 2021 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
Deferred tax assets:
Pre-tax loss as reported	(889,384)	(845,032)
U.S. statutory tax rate	21%	34%
Expected tax expense (benefit)	186,771	287,310
Total deferred tax assets	186,771	287,310
Less: Valuation allowance	(186,771)	(287,310)
Net deferred tax assets	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2022 the Company had approximately $889,384 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2039.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following individuals/entities as of September 30, 2022 have been identified as related parties:

Mr. Baruch Adika	- President/Director and greater than 10% shareholder
Mr. Alon Shany	- Director
Mr. Shlomi Shany	- Greater than 10% shareholder
Mr. Ossie Weitzman	- CFO

	September 30	December 31,
	2022	2021
	(Unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loans from related parties	387,250	376,250

From time to time, certain directors and other related parties of the Company have provided advances to the Company for its working capital purposes. These advances do not carry interest and are repayable on demand. During the nine months ended September 30, 2022

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Bio-En Holdings Corp. (“Bio-En”, the “Company”, “W(w)e”, and “O(o)ur”) for the nine months ended September 30, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30, 2022	30, 2021
Revenues	$—	—
Total operating expenses	16,455	(1,293)
Net loss	$(16,455)	(1,293)

For the three months ended September 30, 2022 and 2021

Revenues

We did not generate any revenues during the three months ended September 30, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $16,455 and minus $1,293 for the three months ended September 30, 2022 and 2021 respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended September 30, 2022 and 2021, we incurred a net loss of $16,455 and a profit of $1,293 respectively.

For the nine months ended September 30, 2022 and 2021

Revenues

We did not generate any revenues during the nine months ended September 30, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $44,352 and $11,236 for the nine months ended September 30, 2022 and 2021 respectively. The totals included write backs of provision for write down of the investment of $1,000 in 2022 and $30,000 in 2021.

Net Loss

During the nine months ended September 30, 2022 and 2021, we incurred a net loss of $44,352 and $10,719 respectively.

Liquidity and Capital Resources

As at September 30, 2022 the Company has a working capital deficit of $528,968 a net loss for the nine months of $44,352 and has not earned any revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Item 4.        Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2022.

Item 3.        Defaults upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2022

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
Date: November 14, 2022
	By:	/s/ Baruch Adika
Baruch Adika
President
(Principal Executive Officer)

Date: November 14, 2022
	By:	/s/ Ossie Weitzman
Ossie Weitzman
Chief Financial Officer
(Principal Financial Officer)